Form 10QSB
period 2000-03-31
ESAFETYWORLD INC
filed 2000-05-16
CIK 1094012

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended                                 Commission File Number
      MARCH 31,  2000                                            333-34646


                               eSAFETYWORLD, Inc.
                           100-31 South Jersey Avenue
                               Setauket, NY 11733
                                Tel: 631-244-1454

         Nevada                                         11-3496415
(State of Incorporation)                    (I.R.S. Employer Identification No.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes                                     [X] No



At March 31, 2000, the latest practicable date, there were 3,000,000 shares of Common Stock outstanding, $.001 par value.

                               eSAFETYWORLD, Inc.


                                      INDEX

                                                                            PAGE
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements:

Condensed Balance Sheets
as of March 31, 2000 and June 30, 1999                                         3

Condensed Statements of Operations  for the Nine Months
Ended March 31, 2000 and 1999                                                  5

Condensed Statements of Operations  for the Three Months
Ended March 31, 2000 and 1999                                                  6

Statements of Cash Flows  for the Nine Months Ended March 31,
2000 and 1999                                                                  7

Condensed Statement of Stockholders' Equity for the Nine
Months Ended March 31, 2000                                                    8

Notes to Condensed Financial Statements                                        9

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations                                 13

PART II.
OTHER INFORMATION                                                             17

EXHIBITS
Financial Data Schedule                                                       18
                               eSAFETYWORLD, Inc.


                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                              March 31, 2000   June 30, 1999
                                               (unaudited)

Current Assets:
Cash and cash equivalents                      $5,866,760
Accounts receivable                               159,443
Other current receivables                         127,583
Prepaid expenses and other                         99,271
                                               ----------

                  Total Current Assets          6,253,057

Goodwill                                          389,988

Other Assets                                      663,180       $   10,000
                                               ----------       ----------

Total Assets                                   $7,306,225       $   10,000
                                               ==========       ==========


                  See Notes to Condensed Financial Statements.

                               eSAFETYWORLD, Inc.


                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                              March  31, 2000   June 30,1999
                                                (unaudited)

Current Liabilities:
Notes payable                                  $  485,000
Accounts payable                                  264,771
                                               ----------
     Total Current Liabilities                    749,771
                                               ----------


Stockholders' Equity:
Common stock, $.001 par value, 20,000,000
shares authorized; 3,000,000 and
1,900,000 shares                                    3,000       $    1,900
issued
Additional paid-in capital                      6,446,613            8,100
Retained earnings                                 106,841
                                               ----------       ----------
     Stockholders' Equity                       6,556,454           10,000
                                               ----------       ----------

Total Liabilities and Stockholders' Equity     $7,306,225       $   10,000
                                               ==========       ==========


                    See Notes Condensed Financial Statements.

                               eSAFETYWORLD, Inc.


                       CONDENSED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                   2000             1999

Sales                                          $   651,312      $         0
Cost of Sales                                      385,494
                                               -----------
Gross Profit                                       265,818
                                               -----------

Expenses
     Selling and administrative expenses            70,085
     Amortization of intangibles                    80,625
                                               -----------
     Total expenses                                150,710
                                               -----------

Operating Profit                                   115,108
Other-net (principally interest)                    18,333
                                               -----------
Pretax Income                                      133,441
Income Taxes                                       (26,600)
                                               -----------

Net Income                                     $   106,841      $         0
                                               ===========      ===========

Basic Income per Share                         $       .05      $         0
                                               ===========      ===========
Weighted average number of common and
Common equivalent shares
outstanding                                      2,115,273        1,900,000
                                               ===========      ===========


                  See Notes to Condensed Financial Statements.

                               eSAFETYWORLD, Inc.


                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       2000            1999
                                                       ----            ----
Sales                                             $   219,343      $         0
Cost of Sales                                         116,484
                                                  -----------

Gross Profit                                          102,859
                                                  -----------

Expenses
     Selling and administrative expenses               38,085
     Amortization of intangibles                       40,000
                                                  -----------
     Total expenses                                    78,085
                                                  -----------

Operating Profit                                       24,774
Other-net (principally interest)                       18,333
                                                  -----------
Pretax Income                                          43,107
Income Taxes                                           (7,009)
                                                  -----------

Net Income                                        $    36,098      $         0
                                                  ===========      ===========


Basic Income Per Share                            $       .02      $         0
                                                  ===========      ===========
Weighted average number of common and
Common equivalent shares
outstanding                                         2,406,593        1,900,000
                                                  ===========      ===========


                  See Notes to Condensed Financial Statements.

                               eSAFETYWORLD, Inc.


                        CONDENSED STATEMENTS OFCASH FLOWS
                FOR THE NINE MONTHS ENDED March 31, 2000 and 1999
                                   (UNAUDITED)



                                                     2000             1999

Cash flows from operating activities:
Net income                                       $   106,841      $         0
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization                         80,625
Decrease in net operating assets                      60,111
                                                 -----------
Net cash provided by operations                      247,577
                                                 -----------

Cash flows investing activities:
Purchase of software and customer lists             (696,293)
                                                 -----------

Cash flows from financing activities:
New borrowings                                       485,000
Repayment of debt                                   (400,000)
Loans made                                          (209,137)
Issuance of securities                             6,439,613
                                                 -----------
     Total                                         6,315,476
                                                 -----------

Net increase in cash                               5,866,760
Cash and cash equivalents - beginning                      0
                                                 -----------
Cash and cash equivalents - ending               $ 5,866,760      $         0
                                                 ===========      ===========


                  See Notes to Condensed Financial Statements.

                               eSAFETYWORLD, Inc.


                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                     Additional
                                       Common         Paid-in       Retained
                                       Stock          Capital       Earnings         Total
                                       ------        ----------     --------         -----
Balance, July 1, 1999                $    1,900     $    8,100                    $   10,000
Issuance of equity securities as
part of asset purchase                      100        699,900                       700,000
Sale of equity securities                 1,000      5,738,613                     5,739,613
                                     ----------     ----------
Net income                                                            106,841        106,841
                                                                   ----------     ----------

Balance, March 31, 2000              $    3,000     $6,446,613     $  106,841     $6,556,454
                                     ==========     ==========     ==========     ==========


                  See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed financial statements for the three-and nine month periods ended March 31, 2000 and 1999 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2.

     eSAFETYWORLD was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999 and completed an initial public offering of its common stock in February 2000. Its purpose is to develop and operate a business-to-business E-Commerce site on the world wide web selling industrial safety products.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired customer and vendor lists and goodwill included in the financial statements.

     Revenue Recognition -- Revenue for product sales is recognized in the period in which the product is shipped.

     Advertising -- eSAFETYWORLD will charge advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs will be charged to operations when mailed or distributed.

     Basic Income Per Share -- Basic income per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. There were no options or convertible instruments outstanding during either period, except for warrants the assumed exercise of which would have been antidilutive.

     Long-lived Assets -- Long lived assets, including intangibles, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying value over its fair value. Long-lived assets to be sold are reported at the lower of carrying amount or fair value reduced by estimated disposal costs.

     Intangibles -- Goodwill, which represents the excess of the purchase price for certain of the assets and the business of the Cleanroom Products Division acquired from Laminaire Corporation over the fair value of the net assets acquired, is being amortized on the straight-line basis over five years. The value ascribed to the customer and vendor lists is being amortized on the straight-line basis over ten years. The cost of website development is being amortized on a straight-line basis over five years.

     Statement of Cash Flows -- For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

     Fiscal Year -- eSAFETYWORLD's fiscal year ends on June 30.

NOTE 3 -- COMPLETION OF INITIAL PUBLIC OFFERING

     The Company completed an initial public offering on February 23, 2000 in which it sold 1,000,000 shares of its common stock for gross proceeds of $7,000,000. As part of the Offering, it paid the Underwriter a fee equivalent to 13% of total proceeds as commission and an expense allowance and also paid $92,000 as a consulting fee. The Company also sold a warrant covering an aggregate of up to 100,000 shares of common stock exercisable at a price of $10.50 per share to the underwriter, for its own accounts,. The underwriter paid a price of $100 for the warrant. The underwriter will receive 100,000 shares if it exercises the warrant, commencing on the first anniversary of the date of this offering until the fifth anniversary of the date of this offering. The terms of the warrant require the Company to register the common stock for which the warrant is exercisable within one year from the date of the prospectus. This underwriter's warrant is not transferable by the warrant holders other than to officers and partners of the underwriter. The exercise price of the underwriter's warrant and the number of shares of common stock for which the warrant is exercisable are subject to adjustment to protect the warrant holders against dilution in specific events.

NOTE 4 - ACQUISITION OF CERTAIN ASSETS FROM LAMINAIRE CORPORATION

     On August 11, 1999, eSAFETYWORLD entered into an agreement under which it acquired certain intangible assets and rights of the distribution business of Laminaire Corporation in exchange for 100,000 shares of its common stock, notes in the principal amount of $500,000 and the assumption of accounts payables in an amount up to $125,000. The terms of the acquisition were modified and reduced in March 2000 such that the principal amount of notes was reduced to $400,000 and the Company did not assume any of Laminaire's accounts payable. The acquisition agreement provided that the Company obtained the customer and vendor base and lists, a toll free number and certain pricing information but acquired no tangible assets including inventory or accounts receivable as part of the transaction. The acquired business distributes disposable products used in Cleanrooms to a wide variety of commercial customers.

     The Company had the right to offset the principal amount of a $102,000 demand note that it made to Laminaire, in whole or in part, against any payment due by it to Laminaire under these note agreements. In September 1999, eSAFETYWORLD also guaranteed the payment of Laminaire's trade obligations to three of Laminaire's vendors. In addition, the Company could offset the amounts paid under these guarantees or any amounts that it paid or pays to satisfy amounts due by Laminaire to its vendors against any amount due by the Company to Laminaire under the note agreements.

     The notes payable bore interest at eight percent per annum and were payable in 12 quarterly instalments. The first instalments under the note agreements were payable at the earlier of our completion of the Company's public offering or March 31, 2000. As of March 31, 2000, the Company had made sufficient payments to Laminaire and its vendors to satisfy fully the notes payable to Laminaire.

     The total purchase price of $1,100,000 was accounted for as a purchase in conformity with Opinion No. 16 of the Accounting Principles Board.

     The Company's President is also a Director of Laminaire Corporation. He did not participate in Laminaire's deliberations on the transaction described above. All of the Company's Directors voted affirmatively for the resolution authorizing the acquisition.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

     eSAFETYWORLD has an agreement with EH Associates, LLC, an entity controlled by its president under which eSAFETYWORLD will pay annual consulting fees of $125,000, $140,000 and $150,000 in each of the three years in the period ended March 31, 2003. The president receives reimbursement for expenses including healthcare, but receives no other cash compensation from eSAFETYWORLD.

     JP Inc., an entity controlled by the Company's chief financial officer has a contract with eSAFETYWORLD under which eSAFETYWORLD has agreed to pay minimum annual fees of $120,000 in each of the three years in the period ended March 31, 2003 for legal, marketing and other business services. The chief financial officer receives reimbursement for expenses, but receives no other cash compensation from eSAFETYWORLD.

     EDK Associates, LLC, an entity controlled by a director, Ms. Owens, has a contract with eSAFETYWORLD under which eSAFETYWORLD has agreed to pay annual fees of $58,000, $65,000 and $75,000 in each of the three years in the period ended May 31, 2003 for administrative, marketing and investor relations services. Ms. Owens, who will devote 30 to 35 hours per week to eSAFETYWORLD, receives reimbursement for expenses including healthcare, but receives no other cash compensation from eSAFETYWORLD.

Employment Agreement

     The Company's chief operating officer has a three-year employment agreement that calls for an annual salary of $85,000, $100,000 and $120,000 in each of the three years in the period ended March 31, 2003, as well as reimbursement of business expenses, including a car allowance. The chief operating officer is the son-in-law of the Company's president.

Stock Option Plan

     The Company has a stock option plan that expires in 2009 and enables it to grant incentive stock options, non-qualified options and stock appreciation rights for up to an aggregate of 450,000 shares of our common stock. Incentive stock options granted under the plan must conform to applicable federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant or 110% of fair market value for ten percent or more stockholders. Other options and stock appreciation rights may be granted on terms determined by the compensation committee of the board of directors.

     No options or other awards were outstanding at March 31, 2000.

Agreements with Apex Interactive and Continental Capital & Equity Corporation

     In March 2000, the Company entered into a three-year renewable agreement with Apex Interactive ("Apex") under which Apex agreed to host the Company's e-commerce website, provide Internet marketing services and support the Company's databases used by its website for $10,000 per month, subject to adjustment.

     In March 2000, the Company entered into a one-year agreement with Continental Capital & Equity Corporation ("CCEC") under which CCEC agreed to perform public relations and investor relations services for a fee of $50,000 (included in "Prepaid and other in the accompanying Balance Sheet) and warrants to purchase 200,000 shares of common stock as follows - 50,000 shares each at $10, $12, $14 and $16 per share. In addition, 30,000 shares of restricted common stock are issuable in the quarter ended June 30, 2000.

Rent

     eSAFETYWORLD is obligated under the terms of two short-term operating leases for office space which call for minimum monthly rentals of approximately $1,700.

NOTE 6 - NOTES PAYABLE

     The notes payable were due to various unrelated investment funds and were repaid in full in April 2000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing, acceptance of the Company's products in development and other risks detailed herein and in other filings that the Company makes with the Securities and Exchange Commission.

Operations

     The Company had no revenue generating history prior to June 30, 1999. In August 1999, it acquired the business of the Distribution Product Group of Laminaire Corporation. Its business strategy for the year following the completion of the offering is designed to have us identified as the Internet independent sales representative of industrial safety, disposable cleanroom and first aid products for our market niches. This strategy is to:

o update the Company's e-commerce website to incorporate all 17,000 products that it offers and incorporate real time customer service components,

o    attend and present at trade shows,

o    host receptions for potential customers and vendors,

o work with Apex Interactive and others to implement a state-of-the-art Internet marketing campaign,

o    prepare and distribute a CD-Rom covering all of our products,

o    prepare and distribute printed advertising and promotional material, and

o    visit or otherwise contact directly targeted customers and vendors.

In December 1999, we entered into a supply agreement with a traditional wholesaler of industrial safety products. The agreement provides us with the ability to sell more than 15,000 different products. We anticipate that this wholesaler will become our largest supplier.

     The Company will devote a substantial portion of its resources during the three-month period ended June 30, 2000 on completing and increasing the visibility of its updated e-commerce website. The costs associated with those undertakings, combined with the amortization requirements for recorded intangible costs, make it unlikely that the quarter ended June 30, 2000 will be profitable.

Operations

     eSAFETYWORLD included the results of the former Distribution Product Group in its results commencing with the acquisition date of August 22, 1999.

     Operating results for the nine months are as follows:

--------------------------------------------------------------------------------
          Sales                                             $ 651, 312
          Cost of sales                                        385,494
          Gross profit                                         265,818
          Other operating costs                                 70,085
          Amortization                                          80,625
          Other-net                                             18,333
          Pretax income                                        133,441
--------------------------------------------------------------------------------

     The Company's results for the nine months ended March 31, 2000 were adversely affected by:

o the need to overcome vendor issues involving past due payments from Laminaire. The Company experienced difficulties obtaining shipments while it established its own relationships with vendors whose payments were delayed by Laminaire. Throughout the period, various vendors delayed or refused shipments because they were dissatisfied with Laminaire's payment history.

o the loss of certain Laminaire customers who were dissatisfied with Laminaire's delivery delays and who, therefore, did not renew blanket orders that were scheduled to expire in 1999 or who just stopped placing orders with an entity perceived to be the successor to Laminaire.

o the lack of cooperation on the part of certain Laminaire employees during the transition period.


At the same time, substantially all of the Company's human resources were devoted to the offering and then to updating the e-commerce website, as well as modifying the Laminaire acquisition agreement. The Company ceased using former Laminaire sales personnel in March 2000. Approximately 70% of the third quarter revenues and substantially all of the quarter's profits were realized in March.

     The sales that were obtained came principally through the toll free number, efforts by Company employees to overcome Laminaire's perceived problems and limited attendance at tradeshows. These sales were largely cleanroom sales and were received by fax, telephone and email. The Company expects that its sales of industrial safety and first aid products will increase in the second half of 2000 as its website becomes more known and it has had the opportunity to attend more tradeshows.

     The Company realized a higher gross margin on sales (approximately 40%) than was anticipated (approximately 30%) because many of the sales were for higher margin items or were orders that needed to be fulfilled quickly or required some customization. Overall, despite the problems and the need to concentrate on web development and completion of the offering, earnings before interest and amortization amounted to $195,723 largely because the Company kept overhead costs to a minimum.

     During this period, our efforts principally were directed towards:

o    Completing the supply agreements;

o    Overcoming vendor and other issues inherited from the Laminaire purchase;

o    Developing and refining our overall strategy; and

o    Planning this offering.

A substantial portion of these issues will be completed by June 30, 2000 allowing us to devote full time to marketing and sales. The Company also believes that the customer lists obtained from Laminaire provides a potentially valuable source of future business if the former customers are contacted effectively. The Company is planning to engage an employee who will be dedicated to that purpose.

     Other operating costs consist principally of personnel and consulting costs, including $48,000 paid to Laminaire for services received. No such costs are included in cost of sales.

     Amortization consists entirely of expenses relating to the Laminaire transactions.

Liquidity and Capital Resources

     The Company believes that the net proceeds of its initial public offering are sufficient to satisfy its working capital requirements for at least 12 months because most of its expenditures relate to marketing and it has discretion over the timing and amount of these expenditures. In addition, its emphasis on outsourcing means that our level of fixed costs is relatively low, less than $100,000 per month, and it has no material obligations or requirements for capital expenditures.

     The Company has no commitments for debt financing. The Company would seek sources of financing if it has the opportunity of completing an acquisition. No specific acquisition has been identified at this time.

Seasonality

     The demand for the Company's products is somewhat seasonal. Its customers have a reduced demand for products in the summer because many of its customers' employees take vacation, plants are often closed during a portion of the summer months, and there is a general reduction of business activity in those months.

New Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

PART II   OTHER INFORMATION

          Item 1    Legal Proceedings

eSAFETYWORLD is not a party to any litigation.

          Item 2    Changes in Securities

See Condensed Financial Statements

          Item 3    Defaults on Senior Securities

                    None

          Item 4    Submission of Matters to a Vote of Shareholders

                    None

          Item 5    Other Information

                    None

          Item 6    Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K. The following Exhibits are being filed:

10.19     Letter Agreement Modifying Asset Purchase Agreement

10.20     Amended Consulting Agreement with JP, Inc.

10.21     Amended Employment Agreement with James Brownfiel

23        Letter from Accountants

27        Financial Data Schedule
                                                                              17

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                eSAFETYWORLD, Inc.
                                                (Registrant)



                                                /s/ Edward A. Heil
                                                -----------------------------
                                                Edward A. Heil
                                                President

Date: May 12, 2000