Form 10KSB
period 2000-06-30
ESAFETYWORLD INC
filed 2000-09-28
CIK 1094012

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                            FORM 10-KSB

    (Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended June 30, 2000

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from _______  to _______

  Commission file number 33-80961-NY

                         eSAFETYWORLD, Inc.
           (Exact name of small business in its charter)

            Nevada                            22-2312917
  (State or of incorporation)     (I.R.S. Employer Identification No.)

                   80 Orville Drive, Bohemia, NY
              (Address of principal executive offices)

                            11716
                         (Zip Code)

  Issuer's telephone number, including area code:  631-244-1454

  Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, par value $.001;
  Redeemable Warrants

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year were $723,968.
  The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $3,168,750 computed by reference to the last sale price at which the stock was sold on September 26, 2000 as reported by NASDAQ. As of June 30, 2000, 3,000,000 shares of common stock were outstanding.


                               PART I

                              BUSINESS

  INTRODUCTION

     eSAFETYWORLD was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed our name to eSAFETYWORLD, Inc. in August 1999. We completed a public offering of 1,000,000 shares of our common stock in
February   2000 resulting in net proceeds of approximately $5,721,644.  In
April 2000 we moved to 80 Orville drive, Bohemia, NY 11716. Our telephone number is 631-244-1454.

     Our purpose is to sell disposable garments, industrial safety equipment and cleanroom equipment and supplies to companies involved in production or other activities that must be done in controlled environments or whose employees are exposed to environmental hazards or otherwise require protective garments or
equipment.   We have developed a 360 degree distribution and selling system, incorporating elements of a traditional distribution business using catalogs, independent sales representatives andtelemarketing with a business-to-business
e-commerce site on the world wide web.   Our business model is based on the
following assumptions:

       The business-to-business market available to Internet sellers is growing rapidly based on many publicly available articles and studies, including one published by the United States Department of Commerce in 1998 entitled The Emerging Digital Economy that projected that business-to-business e-commerce revenues will increase from $8 billion in 1997 to $326 billion in 2002.

       The targeted industry segment is large and being serviced by a significant number of entrants. The annual United States market for industrial safety products that we sell is estimated to be in excess of $10 billion by R.K. Miller, P.C. Walker and C.E. Purcell in their book, Occupational Safety and Industrial Hygiene Market, published in 1998.

        Based upon our conversations with industry participants, a significant part of the selling effort in these segments takes place through the distribution of catalogs and brochures. Our principal premise is that sales and orders placed through the Internet offer an ideal replacement for traditional catalogs.

        The timeframe for a transition from traditional purchasing methods to the use of the Internet will vary from company to company. Therefore, it is prudent for us to offer a complete buying solution that meets the needs of all potential customers.

     Our business model is designed to take advantage of the Internet as a selling medium. We believe that the Internet offers significant opportunities in the areas of e- commerce, including the ability to reach a large potential market without the need forsubstantial advertising expenditures. The ability to reach a worldwide market means that even a small degree of penetration can
result in a high level of sales revenue.   The keys needed to succeed in
e-commerce include:

           Having user friendly software;

           Using a business model that does not require significant amounts of development costs or working capital; and

           Developing a methodology for encouraging potential customers to visit the website without incurring unreasonable advertising and marketing costs.

     Our  strategic plan is to:

         Become a meaningful factor in the marketplace by becoming the Internet seller for a wide array of available products. We want to become the one-stop Internetindependent sales representative for the industries that we serve and will serve;

      and

          Utilize and modify existing technology in an effective, user friendly way.

     Our goal has been and will continue to be to use well-developed Internet technology and not incur significant expenditures for technological research and development. We seek and will continue to seek ways to use this technology
profitably,   like targeting market niches, and will allow others to assume the technological risk of new development. In addition, we have introduced catalog and CD-ROMs that are distributed free of charge.

     Our website is located at www.esafetyworld.com and became initially operational in November 1999. The site was redesigned during the period March through June 2000 and opened in its current form in June 2000. The website
currently has more than   15,000   SKUs and is being further expanded to add
an additional 7,000 SKUs. Customers who do not use the website can continue to order via toll free telephone numbers or by fax.

  We believe that industrial safety and cleanroom products that are sold through traditional printed catalogues and brochures are uniquely suited for sale on
the   Internet.  The reasons for this include:

          Products bought through catalogues are purchased by people who do not need to "touch" or "feel" the product prior to purchase;

          E-commerce can make purchasing easier and quicker than filling out forms in a catalogue or brochure or calling a toll-free telephone number; and

          E-commerce can provide more information and update information more quickly than can distributors of catalogues.

     We also believe that fixed costs must be kept to a minimum in order to increaseoperating leverage. The principal advantage of using the Internet as a selling vehicleis theability to avoid incurring significant fixed costs. The key element of this strategy is to:

           minimize or eliminate inventory holding and shipping costs;

           minimize the need for expensive advertising campaigns by selecting market niches that can be reached through trade shows and less expensive forms of advertising; and

          outsource services wherever possible.

     Keeping fixed costs to a minimum is achievable if fulfillment supply contracts are negotiated with vendors to perform all or most fulfillment functions. We have entered into written or oral agreements with key vendors that give it access to more than 20,000 products. These vendors arrange for shipment and generally accommodate small or limited orders. In some instances, we pay premiums for products, particularly if order quantities are small. We do not include products on our site if the associated vendors will not perform fulfillment functions. We believe that this strategy may result in some lost sales. However, we also believe that the strategy offers the best means of achieving the potential high degree of operating leverage afforded by Internet commerce.

    Risks associated with our strategy include:

          an evolving business model based on using existing Internet and software technologies to establish e-commerce businesses in specific market niches;

          ability to maintain and expand a customer base;

          ability to manage working capital and product return risks;

          the need to manage growth and changing operations;

          the need to continue to develop and upgrade our website, transaction-processing systems and infrastructure;

          ability to scale its systems and fulfillment capabilities to accommodate growth;

           ability to access and obtain additional capital when or if required; and

           dependence on the reliability and growing use of the Internet for commerce and communication and on general economic conditions.


    We may incur operating losses and negative cash flow during the next fiscal year because of costs and expenses related to online operations and:

           marketing and other promotional activities;

          the expansion of financial, management and order fulfillment infrastructure;

          the development of the website, transaction-processing systems and management infrastructure;

          the expansion of product offerings and website content;

          strategic relationship development with members of the industrial safety products industry; and

          amortization of acquired intangibles.


  Background

     We conducted no material operations in our between July 1997 and August 1999, other than to develop a business plan and strategy. The SL Group was formed for the purpose of receiving shares of an investment in an unrelated business. The proposed investment in the unrelated business, which did not take place. It was to be operated by Mr. Jenkins, a director and our chief financial officer. The SL Group had no operations but was used by our founders to establish the business of eSAFETYWORLD.

     Our officers and directors decided to develop an e-commerce business to sell disposable safety and cleanroom garments and equipment. In August 1999, we acquired the customer and vendor lists from the distribution division of Laminaire Corporation. The adjusted purchase price was 100,000 shares of our common stock, notes payable in the aggregate principal amount of $400,000. The notes payable bore interest at eight percent per annum and were payable in quarterly installments. We had the right to offset the principal amount of
a $102,000 demand note that it made to Laminaire, in whole or in   part,
against any obligation due by us to Laminaire under these note agreements. In addition, we had the right to offset any amounts paid by us to vendors or others on behalf of Laminaire. The notes payable to Laminaire were fully satisfied by March 31, 2000.

     Edward A. Heil, our chairman, is a director of Laminaire. Steven W. Schuster, one of our directors, is a member of the law firm that formerly served as Laminaire's corporate counsel, and Mr. Schuster formerly was
Laminaire's corporate secretary.   The negotiations for the acquisition were
conducted on an arms length basis. Mr. Schuster did not act as counsel for Laminaire, and Mr. Heil did not participate in the Laminaire board meeting that approved the transaction.

     Ms. Owens, one of our directors, was employed by Laminaire as special assistant to the board of directors but severed all relationships with Laminaire upon completion of our intial public offering. Ms. Owens performs marketing and investor relations functions for ESW through EDK Associates, LLC, which is controlled by Ms. Owens. Ms. Owens did not participate in any
of the negotiations relating to the purchase transaction.   At the
conclusion of the offering, Mr. Heil is the only individual who will be
affiliated  with both   us and with Laminaire.

    Laminaire's Distribution Division had been in operation for more than 20 years prior to the sale of its intangible assets to us. The acquisition of the customer and vendor lists from that Division provided us with an entree to
the vendors and customers   of a   targeted industry niche and to
approximately 500 products. The principal vendors included The Texwipe Company, Alma, Inc. and Kimberly-Clark Corporation. In October 1999, we guaranteed the amounts due by Laminaire to these vendors, among other things, to ensure ongoing deliveries and to establish positive relationships with
these   vendors.  Laminaire had become increasingly delinquent in its payments to these vendors which resulted in seriously deteriorating relationships and interruption of shipments.

     During the period August 1999 through March 2000, we operated the business related to the acquired customer lists substantially the same way as Laminaire did except that we arranged for our vendors to ship products directly to our customers. We paid administrative fees of $48,000 to Laminaire during that period. Thereafter, we had no further arrangements with Laminaire and none are anticipated in the future.

     During the period March through June 2000, we designed and completed our principal catalogue and CD-ROM as well as redesigned our website. Most of our resources were devoted to those efforts during that period.

  Nature of the Internet

     The Internet is an increasingly significant medium for communication, information and commerce. The September 16, 1999 edition of The Wall Street Journal Interactive Edition reported a research study conducted by Goldman Sachs that concluded that the value of business-to-business e-commerce conducted in the United States will increase from approximately $114 billion in 1999 to an estimated $1.5 trillion by 2004.

     We believe that growth in Internet usage and online commerce is being fueled by a number of factors including:

         a large and growing installed base of personal computers in the workplace and home;

        advances in the performance and speed of personal computers and modems;

        improvements in network security, infrastructure and bandwidth;

        easier and cheaper access to the Internet; and

        the rapidly expanding availability of commerce sites.

    The Internet provides several advantages for online distributors. Online distributors are able to "display" a larger number of products than
traditional store-based or   catalog  distributors at a lower cost. In
addition, online distributors are able to frequently adjusttheir featured selections, editorial content, shopping interfaces and pricing, thus providing significant merchandising flexibility. The minimal cost to publish on the web, the abilityto reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provide additional economic benefits for online distributors. Unlike traditional distribution channels, online distributors do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and
mailing   costs of catalogs. Online distributors can also easily obtain demographic and behavioral  data  about customers, increasing opportunities
for direct marketing and personalized   services.

     We have further expanded the benefits of online selling by using a distribution model that requires little or no inventory on hand and by utilizing software that can be modified or updated easily and cheaply.

     A key element of our strategy is to generate a high volume of traffic on, and use of, our website. Our revenues depend on the number of customers who use our website to purchase safety and cleanroom products and supplies. Our website, transaction processing systems and network infrastructure performance, reliability and availability are critical to our operating results. These factors also are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. The volume of goods that we sell and the attractiveness of our product and service offerings will decrease if there are any systems interruptions that affect the availability of our website or our ability to fulfill orders.

     The business-to-business sector for industrial safety products is largely served by individual company sites selling that particular company's products. In many cases, these sites are viewed as a supplement to a company's traditional selling efforts.

     Our success depends in part on continued growth in, and the use of, the Internet, particularly for business-to-business commerce. The issues
concerning the commercial   use of the Internet that we expect to affect the
development of the market for our  services  include:

          security;

          reliability;

          cost;

          ease of access;

          quality of service; and

          increases in bandwidth availability.

  In addition, many companies' internal financial systems are based on the
issuance   of  traditional "paper" purchase and sales orders. These systems
need to be updated   in order  for purchasing agents from these companies to
be able to maximize the utilization   of E-  Commerce.

     If the Internet develops more slowly as a commercial or business medium than predicted, it will adversely affect our business. In addition, companies
that control   access to Internet transactions through network access or web browsers could promote competitors or charge a substantial fee to us for inclusion in their product or service offerings. Either of these developments could adversely affect our business.

     We must continue to enhance and improve the functionality and features of our online site. The Internet and the online commerce industry are rapidly
changing.   If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our websites
and systems may become obsolete.   Our future success will depend on our
ability to:

       license or internally develop leading technologies useful in our business;

       develop new services and obtain technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

       respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     In recognition of the time factors involved and the natural reluctance of some people and companies to accept and adopt changing technologies, it is also important for us to provide and continue to provide a full 360 degree range of purchasing options, including:

         distribution of catalogs and CD-ROMs,

         ability to order by fax;

         toll free telephone numbers, and

         actual visits by sales representatives.

  Market Niches and Background

     The market for industrial safety products has increased substantially in the past twenty-five years. In 1970, Congress enacted the Occupational Safety and Health Act or "OSHA," which requires employers to supply protective clothing in some work environments. At about the same time, Dupont developed Tyvek(TM) which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the expansion of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to particular contaminants, including asbestos and hydro-carbons known as "PCBs."

     The use of disposable garments avoids the continuing costs of laundering and decontaminating woven cloth work garments and reduces the overhead costs associated with handling, transporting and replacing these garments. As manufacturers have become aware of the advantages of disposable clothing, the demand for disposable garments has increased. This has allowed for greater production volume and, in turn, has reduced the cost of manufacturing disposable industrial garments.

     We believe that this market will grow because of:

          Government legislation which mandates the clean up of toxic waste sites and the elimination of hazardous materials from the environment as required under various Congressional Super Fund Acts. The Environmental Protection Agency designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste, as well as regulations requiring that employees wear protective clothing to protect against exposure to particular contaminants.

           Lower cost of disposable/limited use garments compared to reusable woven and cloth garments because of the elimination of costs associated with laundering, decontaminating, handling, transporting and replacing reusable woven or cloth garments.

           Increasing workers' compensation claims and large class action liability suits instituted by both present and prior employees for failure to be protected against hazardous agents found in the workplace.

           Ongoing expansion in the semiconductor, microelectronics, medical device and pharmaceutical industries, all of which require manufacturing in a cleanroom environment.

     We have identified two initial market niches:

     Industrial safety and hazardous worksites--We sell products to "end users," that are involved in manufacturing and construction. We will expand into serving service businesses, public utilities, fisheries, pharmaceutical plants, the transportation industry and companies whose employees are exposed to hazardous materials. Use of these products has in a large part resulted from the adoption of OSHA and other governmental safety standards and the awareness of industry and the general public for the need to provide worker protection against hazardous materials contained in industrial facilities, schools and buildings.

     These products include coveralls, shirts, pants, headwear, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items, as well as industrial first aid kits and products.

     Research laboratories and controlled environment facilities--Clean rooms are one of the most effective approaches to achieving a contamination controlled
environment.   A clean room is a specially designed room in which particulate presence and environmental  conditions are carefully maintained. Clean rooms
are used for product manufacture   and assembly, testing, research and
development, packaging, aseptic processing and to perform medical/surgical procedures. Clean rooms are operated and maintained under strict procedures to minimize the risk of introducing foreign particles. The greatest demand for clean room products and services has been and continues to be in the manufacture and assembly of products based on modern technology. The semiconductor market is the largest market for clean rooms and other contamination control products, as integrated circuits can be rendered ineffective by a minute particle, undetectable to thehuman eye, and must be discarded.

     Most colleges and universities, as well as many companies maintain research laboratories. These facilities require some of the same products as do cleanroom as well as many supply items needed to conduct experiments and other tests.

     We have also designed a series of workstations, work benches, air showers and other accessories used in cleanrooms. These items are manufactured to our specifications by third party contractors.

     eSAFETYWORLD sells a large variety of disposable items, including hats, coats, boots and gloves, that are used in laboratories and cleanroom facilities. In addition, weintroduced a new glassware and laboratory supply product line in September 2000 consisting of more than 7,000 items which will
be added to our website by January   2001. Disposable items are ideal products
for a distributor because they must be reordered on a regular basis.

     Future market niches--We have identified several additional market niches for future expansion, all of which appear to have the same attributes as eSAFETYWORLD's initial market niches. The identified niches include products serving the laboratory supply, hospital, plumbing supply, construction and commercial heating and air conditioning industries.

     Our identified product areas include disposable/limited use protective industrial garments, specialty safety and industrial work gloves, reusable woven industrial and medical apparel, fire and heat protective clothing, along with protective systems for personnel, and suits for use by toxic waste clean up teams.

     Protective garments, including boots, goggles, aprons and overalls, are used primarily for:

        Safety and hazard protection, to protect the wearer from contaminants or irritants including chemicals, pesticides, fertilizers, paint, grease, and dust and from limited exposures to hazardous waste and toxic chemicals including acids, asbestos, lead, and PCB's;

         Clean room environments, for the prevention of human contamination of manufacturing or research processes in clean room environments;

         Physical protection, to protect a wearer from laceration, splinters,
eye injuries,    heat and chemical irritants without sacrificing manual
dexterity or comfort;

         Heat and fire protection, to protect municipal fire fighters, military, airport and industrial fire fighting teams and for maintenance of "hot" equipment including ovens, kilns, glass furnaces, refinery installations, and smelting plants;

         Protection from viral and bacterial microbiologicals, to protect the wearer from contagious diseases including AIDS and hepatitis, at hospitals, clinics and emergency rescue sites; and

         Protection from highly concentrated and chemical and biological toxins, to protect the wearer from toxic waste at Super Fund sites, accidental toxic chemical spills or biological discharges, the handling of chemical or biological warfare weapons and the cleaning and maintenance of chemical, petrochemical and nuclear facilities.

    Other ancillary products used in cleanroom and laboratory environments, include:

           Packaging materials,

           Monitor devices,

           Flooring and mats,

           Electrostatic devices,

           Glassware,

           Filters,

           Furnishings, and

           Wipes and swabs.

     Disposable/limited use industrial garments are used in a wide variety of
industries   and applications. Typical industry users are chemical plants,
petrochemicalrefineries   and related installations, automotive manufacturers,
pharmaceutical companies, coal and oil power generation utilities and telephone utility companies. There are many smaller industries that use these garments for specific safety applications unique to their situation.

  Business Plan

  Our business plan was designed to offer customers a complete 360 degree buying and customer service solution. Many of our efforts commenced following the completion of our initial public offering. Specifically, we provide an ordering a sales and ordering methodology that fits the needs and preferences of every customer or potential customer. In addition, each selling effort is designed to encourage customers to use or become familiar with our e-commerce site and our related sales and customer service capabilities.

  Catalogues and CD-ROMs -ROMS that contain the same information as our catalogue and includes a hot link to our website. Currently, our catalogue concentrates on industrial safety products, but we are designing a catalogue that will be directed towards the cleanroom market. We completed our current catalogue and CD-ROM in June 2000. A substantial portion of our personnel resources were devoted to this project during the period March through June 2000. Printed catalogues remain an effective means of making initial contact with customers as well as increasing our name recognition among prospective customers. All catalogues and printed material set forth our
website   address as well as our toll free telephone number.

  Telemarketing -ROMs. Our experience during the period following the completion of our initial public offering, convinced us that telemarketing
efforts should be expanded.   In  September 2000 we entered into an agreement
with Equitable Financial Group, Inc.,   a call center based in Salt Lake City,
Utah to conduct a significant portion of our telemarketing efforts. The call center will place calls to prospective customers having targeted standard industry codes and zip codes.

  Tradeshows - We attend targeted trade shows or conventions to exhibit our site and capabilities. We distribute our printed materials and CD-ROMs as well as collect the business cards and email addresses of attendees. We follow-up with attendees via telephone, fax and email.

  Email and Fax Notices
  Independent Sales Representatives -ROMs and increase our overall name recognition. These independent sales representatives receive compensation only if they introduce actual customers.

  Software and Computer Resources

    Our strategy has been and is to license or otherwise obtain commercially available technology and outsource services whenever possible rather than seek internally developed solutions. With this objective in mind, in March 2000, we enteredinto an agreement with Apex Interactive Inc to provide us with database, web design and hosting and Internet marketing services. Apex also provides web security and other consulting services for us. We pay a monthly fee of $10,000 for these services.

     Apex' systems are and will continue to be designed based on industry standard architectures and are designed to reduce downtime in the event of outages or catastrophic occurrences. These systems provide 24-hour-a-day,
seven-day-a-week availability.   The system hardware is operated by Apex in
Milwaukee, Wisconsin, and provide redundant communications lines and emergency power backup.

     Our Internet marketing services include:

           Apex Ascend Program - Search engines are still the number one resource people use to find information on the Internet. Apex Ascend Program is designed to place a user in the forefront of search engine listings. This service includes registration to over 150 search engines and Internet directories, as well as a marketing strategy and site optimization to best fit the criteria of ten leading search engines. The Ascend program includes customized META tags, search engine registration, plus quarterly, bi-monthly, or monthly search engine optimization and reports.

           Lead Generation and Tracking  Email and fax blasts

        Other
    During the period March through July 2000, most of our efforts with Apex nvolved revising and updating our Website. We started using the marketing
tools   for the first time in September 2000. We are currently working on expanding our current databases to incorporate an additional 14,000 products. We anticipate completing that project early in 2001.

  Customer Service

    We believe that a high level of customer service and support is critical to retaining and expanding its customer base and encouraging repeat purchases. A customer service representative is available five days a week, to provide customer assistance via e-mail or telephone. Customer service representatives handle questions about orders, assist customers in finding desired products
and register customers' credit cardinformation  over   the telephone and
respond to questions on our real time messaging system on our website. Customer service representatives are expected to be a valuable source of feedback regarding user satisfaction.

  Order Fulfillment and Vendors

     A significant element of our strategic plan involves entering into agreements with vendors under which the vendors will drop ship products
directly to our customers.   Drop shipment eliminates our requirements to
maintain and store inventory. Our understanding with all of our principal
vendors calls for these vendors to drop ship products   directly to
our customers with customary payment terms and without any advance payment by us. Products are purchased using purchase orders or verbal agreements. No
long-term   supply agreements, including obligations to purchase inventory, exist. There can be no assurances that we will continue to be successful in negotiating these arrangements with the vendors.

     We anticipate that our principal vendor for many industrial safety products will be Ideal Sales Inc., a wholesaler of industrial safety products. Under our
agreement,  we   offer products available from Ideal, which currently number
approximately 15,000.   The agreement does not limit our ability to distribute
substantially similar products sold by other manufacturers. The prices for the products are subject to negotiation.

     Our success depends on our ability to have access to products in sufficient quantities at competitive prices. Vendors may offer exclusive allocations of product to distributors for limited periods of time. Some potential vendors have their own online commerce efforts, which may eliminate or reduce our ability to get sufficient product allocations from these vendors. Competitors may also be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than us. Our business will be adversely affected if we are not able to offer our customers sufficient quantities of products in a timely manner or have access to products at acceptable prices and terms.

  Competition

     We believe that there are hundreds of competitors selling products that are similar to those sold by us based on listings in industry catalogs, including the Thomas Register. The National Safety Council, a trade
organization of manufacturers and distributors,   has over 15,000 members. The
most significant national competitor is Grainger Inc.,   a distributor of
industrial safety products, which distributes through stores, catalogues and a website. There are also significant competitors in each other product niche in
which   we participate. Many of our other competitors are regional companies selling through catalogs and independent sales representatives. Increasing numbers of these competitors are also establishing websites and e-commerce sites. Almost all of these companies compete by:

           distributing catalogs in the mail,

           attending trade shows,

           engaging independent sales representatives and

           telemarketing.

  In addition, increasing numbers of competitors are developing in-house websites and relying on aggressive pricing.

     We believe that our e-commerce site and our business strategy provide us with a competitive advantage because:

           Our e-commerce site is user-friendly with significant amounts of graphics.

           Our strategy requires low levels of working capital and no inventory holding costs.

           Our strategy permits us to serve as a manufacturer's Internet independent sales representative and does not put us in direct competition with other sales efforts.

           We offer a 360 degree purchasing solution, extensive customer support and are very flexible in our willingness to meet customer demands.

  However, we can give no assurances that our approach will not be duplicated or improved upon by others. If we face increased competition, our operating results may be adversely affected.

  Security

     We use the secure socket layer or "SSL" transaction protocol to protect sensitive information transferred to and from our servers. SSL is currently used for most web-based e-commerce projects to protect credit card and other processing. The servers used by us may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Our business may be adversely affected by customers' perceptions of Internet security or if our security measures do not prevent security breaches.

  Regulation

     Although there are few laws and regulations directly applicable to the
Internet,   it is likely that new laws and regulations will be adopted in the
United States and elsewhere covering issues like unsolicited bulk e-mailing, license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose us to significant liabilities associated with content available on its websites or Internet marketing
methods.   The application of existing laws and regulations governing Internet issues including property ownership, libel and personal privacy is also very uncertain. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations will not expose us to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on our business, results
of operations   or financial condition.

     We do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe that it is not required to do so. One or more states or countries have sought to impose
sales or other tax obligations on   companies that engage in online commerce
within their jurisdictions. A successful   assertion by one or more states or
countries that we should collect sales or other   taxes on  products and
services, or remit payment of sales or other taxes for prior periods,   could
have a material adverse effect on our business, results of operations and financial condition.

     The Communications Decency Act of 1996, known as "CDA", was enacted in 1996. Although those sections of the CDA that, among other things, proposed
to impose   criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Although we do not currently distribute the types of materials that the CDA may have deemed illegal, the nature of similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined,
and legislation similar to the CDA could subject us to potential   liability,
which in turn could have an adverse effect on our business, financial
condition   and results  of operations. These laws could also damage the
growth of the Internet generally   and   decrease the demand for our products
and services, which could adversely affect   our   business, results of
operations and financial condition.

     As a distributor of Internet content, we face potential liability for
negligence,   copyright, patent, trademark, defamation, indecency and other
claims based on the   nature  and content of the materials that we broadcast.
These types of claims have been brought, and sometimes successfully pressed,
against Internet content distributors. In addition,   we  could be exposed to
liability with respect to the content or unauthorized duplication   or
broadcast of content. Although we will maintain general liability insurance,
our   insurance  may not cover potential claims of this type or may not be
adequate to indemnify   us for all liability that may be imposed. In addition,
although we will generally require our   content  providers to indemnify us
for this liability, the indemnification may be inadequate.   Any
imposition of liability that is not covered by insurance, is in excess of
insurance   coverage  or is not covered by an indemnification by a content
provider could have a material   adverse effect on our business, results of
operations and financial condition.

     We hold the WWW.ESAFETYWORLD.COM domain name, although we believe that in the future we will hold additional various web domain names and
trademarks.   The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the
United States, the National Science   Foundation has appointed Network
Solutions, Inc. as a registrar for the ".com",".net"   and  ".org" generic
top-level domains. The regulation of domain names in the United States and in foreign countries could change in the near future. These changes in the
United   States are expected to include a transition from the current system to
a system   that is   controlled by a non-profit corporation and the creation
of additional top-level   domains.  Governing bodies may establish additional
top-level domains, appoint additional   domain  name registrars or modify the
requirements for holding domain names. As a result,   we   may be unable to
acquire or maintain relevant domain names in all countries in which   it
may conduct business.

     The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we
may   be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

     We are not regulated by the FDA, OSHA or the EPA. We do not presently intend to sell products that require government approval. However, our
customers are subject   to   federal and state regulation related to
industrial safety. Changes in these laws   and   regulations could materially
affect demand for industrial safety products.

  New Business Opportunity

     In September 2000 we announced that we would leverage the financial experience and contacts of our officers, particularly Messrs. Heil and
Jenkins, to provide  consulting   and incubator-like services to promising
companies. In most cases, we expect to   receive  equity positions in these
companies. We do not intend to make cash investments in   these
companies or structure any investment in a way that will result in us being
classified   as an investment company under the Investment Company Act of
1940. We may distribute   some portion of these equity participations in the
form of dividends to our shareholders.

     `This new business initiative will be undertaken as an addition to our core business. These efforts will not, in any way, detract from our commitment to
our   core business plan.

  Personnel

     We have five full-time employees and officers. Our strategic plan is to use dedicated consultants and to outsource as many functions as possible. Growth
is   not expected to result in significant increases in personnel.

     Our success will depend upon continued services of Edward A. Heil, R. Bret Jenkins and our directors and consultants. Mr. Heil has formulated our
business   plan,  established our goals, and worked with consultants on our
software development.   Messrs,   Heil and Jenkins have extensive contacts in
the financial community. Mr. Brownfiel   has   extensive product experience
and knowledge. Our consultants have extensive experience   dealing with
vendors and customers in our target markets. The loss of one or more   of our
other key personnel or consultants, or our inability to attract qualified
personnel,   could  have a material adverse effect on our business, financial
condition and results   of   operations.

  Item 2 -- Properties

     We operate out of rented office space located at 80 Orville Drive, Bohemia, NY 11716. The lease, which expires in September 2001 calls for monthly payments of approximately $1,500. The monthly rental also covers certain clerical and administrative services.

  Item 3 -- Legal Proceedings

  eSAFETYWORLD is a defendant in an action brought by a creditor of Laminaire asserting, among other things, that eSAFETYWORLD is a successor to Laminaire and seeking repayment of $200,000 allegedly due to him by Laminaire. Based on discussion with counsel, eSAFETYWORLD believes that this case is substantially
without merit   and will not result in a material adverse impact on our
financial condition.

  Item 4 -- Submission of Matters to a Vote of Security Holders

                                None

                              PART II

  Item 5 -- Market for Our Common Equity and Related Stockholder Matters

  We completed our initial public offering in February 2000. Our common stock is
quoted on the NASDAQ SmallCap Market under the symbol "SFTY."   The table below
sets forth the high and low sale prices for our common stock since the
completion   of our public offering.






  Quarter ended:      High   Low



  March 31, 200       $9 1/2 $6 1/2

  June 30, 2000       6 1/2  2 1/8

  Through September 152 15/161 1/4

    There are approximately 900 stockholders of record of our common stock.

    Our stock is not considered to be a "penny stock." However, no assurances can be given that our stock will not become a penny stock in the future. Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to
us, as any equity security   that  has a market price of less than $5.00 per
share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions such as being listed on a national exchange. For any transaction involving a penny stock, unless exempt, the penny stock rules require that:

          a broker or dealer approve a person's account for transactions in penny stocks;

     and

            the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

  In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         obtain financial information and investment experience and objectives of the person; and

         make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and
experience in   financial matters to be capable of evaluating the risks of transactions in penny  stocks.

  The broker or dealer must also deliver, prior to any transaction in a penny
stock,   a disclosure schedule prepared by the Commission relating to the penny stock market,  which, in highlight form sets forth:

           the basis on which the broker or dealer made the suitability
determination;     and

           that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

  Disclosure also has to be made about:

          the risks of investing in penny stock in both public offering and in secondary trading, and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

  Finally, monthly statements have to be sent disclosing recent price
information   for the penny stock held in the account and information on the limited market in penny stocks.

  In order to continue to be included on NASDAQ, a company must maintain:

            $2,000,000 in net tangible assets, or

            $35,000,000 in market capitalization, or

            $500,000 of net income in latest fiscal year or two of the last three fiscal years, a $1,000,000 market value of its publicly-traded securities and 500,000 shares in public float.

  Continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

  Item 6 -- Management's Discussion and Analysis of Results of Operations and Financial Condition

  Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

  Information set forth herein contains  "forward-looking  statements"  which
can   be identified by the use of forward-looking  terminology such as
"believes," "expects,"  "may," "should" or  "anticipates"  or the negative
thereof or other variations   thereon or   comparable terminology,  or by
discussions of strategy. No assurance can be given   that  the future results
covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause
such   results to differ materially from forward-looking statements made by or
on our behalf. Such   factors  include,  but are not limited to, changing
market  conditions,  the impact of competitive products, pricing, acceptance
of our products and other risks  detailed  herein    and in   other  filings
that we make with the Securities and Exchange Commission.

  Operations

  We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired the customer and vendor lists of the Distribution Product Group of Laminaire Corporation. Our business strategy for the  twelve months  following  the completion  of our public  offering is
designed to have us  identified  as the Internet independent   sales
representative of industrial safety, disposable cleanroom, ancillary cleanroom equipment, laboratory supplies and first aid products for our
market niches. This strategy   is to:

            update our e-commerce website to incorporate all 25,000 products that we offer and incorporate real time customer service components,

           work with Apex Interactive and others to implement a state-of-the-art Internet marketing campaign,

           prepare and distribute a CD-ROM covering our products,

          prepare and distribute printed catalogues, advertising and promotional material,

           visit or otherwise contact directly targeted customers and vendors,

           Develop an effective telemarketing effort,

           Develop a network of traditional independent sales representatives to distribute printed materials and increase our name recognition, and attend and present at trade shows.

  We devoted a significant portion of our resources to these infrastructure efforts during the period from the completion of our public offering through
June 30, 2000.   By June 30, 2000 we had completed our principal catalogue and
CD-ROM and had the initial   database covering approximately 15,000 industrial
safety products included on our   website. During the period subsequent to
June 30, 2000 we continued our infrastructure   efforts, including:

           Establishing a real time customer service component to our website,

           Started our initial Internet marketing campaign with Apex.

          Started developing printed catalogues for laboratory supply, cleanroom supply and various other newly-added products,

          Started developing a database for the newly-added products to be added to our website through the first quarter of calendar year 2001, and

          Established a program to outsource our telemarketing efforts so as
to increase   such efforts without adding additional employees.

  The operating results for the year ended June 30, 2000 do not reflect any significant contribution from these infrastructure initiatives, and the
operating   results for the two quarters following June 30, 2000 are not
likely to benefit significantly   from these efforts. However, the programs
should be substantially completed by December 31,   2000 so that subsequent
quarters should start realizing benefits from our efforts. The costs
associated with those undertakings, combined  with  the   amortization
requirements for acquired intangible costs, make it unlikely that the quarter ended September 30, 2000 will be profitable.

  Supply Programs - In December 1999, we entered into a supply agreement with a traditional wholesaler of industrial safety products. The agreement
provides   us with the ability to sell more than 15,000 different products.
Since then we have continually   added new products and product groups. In all
cases, we have arranged vendors to drop   ship on  our behalf.

  Other Developments   Operations

  We included the results of sales to the customers of the former Distribution Product Group in our results commencing with August 22, 1999, the date on
which   we acquired the related customer and vendor lists. As discussed below,
our marketing   and  web initiatives took place during the period following the completion of our public offering and, therefore, were not in place to impact our operations during the period reported.

         Operating results for the period are as follows:

       Sales                           $723,968

       Cost of sales                   477,995

       Gross profits                   245,973

       Selling and other               205,046

       Profit before items
       set forth below                 40,927

       Amortization of intangibles     82,662

       Other                           80,610

       Pretax income                   38,875



  Our results for the period were adversely affected by:

        the need to overcome vendor issues involving past due payments from Laminaire. We experienced difficulties obtaining shipments while we established its own relationships with vendors whose payments were delayed by Laminaire. Throughout the period, various vendors delayed or refused shipments because they were dissatisfied with Laminaire's payment history. It took us several months to rectify matters and convince vendors that Laminaire was in no way affiliated with us.

       the loss of many Laminaire customers who were dissatisfied with Laminaire's delivery delays and who, therefore, did not renew blanket orders that were scheduled to expire in 1999 or who did not give us the
opportunity to   bid for their business.

        the lack of cooperation on the part of certain Laminaire employees during the transition period.


  At the same time, substantially all of the Company's human resources were devoted to the offering and then to updating the e-commerce website and other infrastructure activities, as well as modifying the Laminaire acquisition
agreement.    We ceased all contacts with Laminaire in March 2000.  By June
2000, we had expanded   our business and vendors to the point that the former
Laminaire vendor and customer   issues were no longer significant to our
ongoing prospects.

  During the period following the completion of our public offering, it also became apparent to us that many larger prospective users of our products had rigid purchasing systems that require a vendor to go through an approval process. We are systematically undertaking the steps necessary to be approved as a vendor by larger companies.

  We realized a higher gross margin on sales (approximately 34%) than was anticipated (approximately 25%) because many of the sales were for higher margin items or were orders that needed to be fulfilled quickly or required some customization. Overall, despite the problems and the need to concentrate on web development and completion of the initial public offering, earnings before interest and amortization amounted to $40,927 largely because we kept overhead costs to a minimum.

       During this period, our efforts principally were directed towards:

            Increasing or product offerings;

            Overcoming vendor and other issues inherited from the Laminaire purchase;

            Developing and refining our overall strategy; and

            Planning the offering.

  A substantial portion of these issues will be completed by September 30, 2000 allowing us to devote full time to marketing and sales.

         Other  operating  costs consist  principally  of personnel  and
consulting   costs,  including $48,000 paid to Laminaire for services
received through February   2000.

         Amortization consists entirely of expenses relating to the Laminaire transactions.

  Liquidity and Capital Resources

  We believe that the net proceeds of our initial public offering are sufficient to satisfy our working capital requirements for at least 12 months because most of our expenditures relate to marketing, and we have discretion over the timing and amount of these expenditures. In addition, our emphasis on outsourcing means that our level of fixed costs is relatively low, less than $100,000 per month, and it have no material obligations or requirements for capital expenditures. At June 30, 2000, we had cash and certificates of deposit of approximately $5,017,000.

         We have no commitments for debt financing. We would seek sources of financing if we have the opportunity of completing an acquisition. No specific acquisition opportunity has been identified at this time.

  Seasonality

  The demand for our products is somewhat seasonal. Our customers have a reduced demand for products in the summer because many of our customers' employees take vacation, plants are often closed during a portion of the summer months, and there is a general reduction of business activity in those months.

  New Accounting Pronouncements

  No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Emerging Issues Taskforce or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations.


  Item 7 -- FINANCIAL STATEMENTS

    The financial statements are filed as part of this Annual Report on Form 10-KSB.

  Item 8 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

    None. We have not had any disagreements with our independent auditors regarding the presentation of its financial statements or the application of
any   Generally Accepted Accounting Principles.


                              PART III

  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
  1934

    Our executive officers and directors are as follows:

  Edward A. Heil      49   Chairman, president and chief
                           executive officer

  R. Bret Jenkins     42   Director, secretary, and chief
                           financial officer

  James Brownfiel     28   Director and chief operating officer

  Claire A. Heil      29   Director and chief administrative officer

  Bridget C. Owens    43   Director

  Steven W. Schuster  46   Director


  Edward A. Heil is a founder of eSAFETYWORLD and has been president and a director since 1997. He is a certified public accountant and a managing
director, since January   1992, in Independent Network Group, Inc., a
financial consulting firm. During that   same period, he has been a principal
of EH Associates, LLC, a financial consulting firm.   From  1984 through
December 1991 he was a partner in the accounting firm, Deloitte & Touche, LLP. From 1973 to 1984 he was employed in various professional
capacities   by   Deloitte & Touche, LLP. Mr. Heil holds Bachelor of Arts and
Master of Business Administration degrees from New York University. Mr. Heil,
who will devote from   75 to  90 percent of his time to eSAFETYWORLD, is also
a director of Laminaire Corporation.   EH Associates, LLC has a consulting
contract to provide us with management and  financial services.

  R. Bret Jenkins has been a director since 1997 and became chief financial
officer   in October 1999. He has been in the private practice of securities
and general business   law   for the past 15 years. Mr. Jenkins holds Bachelor
of Arts and Juris Doctorate degrees   from the University of Utah. JPJ, Inc.,
a consulting firm controlled by Mr.Jenkins,   has a  contract to provide us
with business services.

  James Brownfiel has been an officer since August 1999 and became Chief
Operating   Officer in March 2000. He became a director in September 2000.
From 1996 to1999,   he was a general manager for Deshler Mechanical Corp.
From 1995 to 1996, he was a District Manager for Ferguson Enterprises. From 1994 to 1995, he was a project manager for Porter Brothers Inc. He is a graduate of the University of Notre Dame. Mr. Brownfiel is Mr. Heil's son-in-law.

  Claire A. Heil is a certified public accountant and became a Director and
Chief   Administrative Officer in September 2000. Prior to that, she held professional accounting positions at PriceWaterhouseCoopers, LLP, Wright Griffin Davis & Co. and the University of Michigan. She is a graduate of the
University of Notre Dame and is   Mr. Heil's daughter.

  Bridget C. Owens has been a director since June 1999. She served as special
assistant   to  the board of directors of Laminaire Corporation from 1995 to
February 2000. Prior   to that she was director of marketing for Independent
Network Group, Inc in 1994 and for  Primac Inc., a privately-held
transportation company from 1992-1993. Prior to Primac,   Ms. Owens owned and
operated a trucking and transportation company. Ms. Owens   currently operates
a consulting business.

  Steven W. Schuster has been a director since August 1999. He has been a member of McLaughlin & Stern, LLP since 1995. From 1997 through 1999, he was secretary of Laminaire. Mr. Schuster has practiced corporate and securities
law for thepast   20 years.  He received a Bachelor of Arts degree from
Harvard University and a Juris Doctorate from New York University. Mr. Schuster is also a director of ACTV, Inc., an interactive television company.

  Board of Directors

     All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been
elected. We   have a  staggered board of directors. All officers are appointed
annually by the board of   directors  and, subject to existing employment
agreements, serve at the discretion of the board.

     The board of directors has an audit committee and compensation committee. The audit committee reviews the results and scope of the audit and other
services provided   by our independent auditors, review and evaluate our
system of internal controls. The compensation committee will manage our stock option plan and review and recommend compensation arrangements for our officers.

     All directors are reimbursed by us for any expenses incurred in attending directors' meetings. We also have officers and directors liability insurance.

  Stock Option Plan

     We have a stock option plan that expires in 2009 and enables us to grant incentive stock options, non-qualified options and stock appreciation rights
for up to an   aggregate of 450,000 shares of our common stock. Incentive
stock options granted under the   plan must conform to applicable federal
income tax regulations and have an exercise price   not  less than the fair
market value of shares at the date of grant or 110% of fair market   value
for ten percent or more stockholders. Other options and stock appreciation
rights   may be  granted on terms determined by the compensation committee of the board of directors.

     No options were outstanding at June 30, 2000.

  Item 10 -- Executive Compensation

     No officer, director or employee has received compensation of $100,000,
and no   director, officer or employee has a contract or commitment to receive
annual   compensation in excess of $100,000 except as described below:

     Mr. Brownfiel has a three-year employment agreement that becomes effective at the effective date of the offering and calls for an annual salary of $80,000
in   Year 1, $120,000 in Year 2 and $125,000 in Year 3, as well as reimbursement of business expenses, including a car allowance. In September 2000, Mr. Brownfiel's employment agreement was cancelled, and we entered into an agreement with KMB Associates, LLC, an entity controlled by Mr. Brownfiel, under which we will pay KMB Associates, LLC the same amounts that would have been paid to Mr. Brownfiel under the cancelled contract.

     Ms. Heil has a three-year employment agreement that becomes effective at the effective date of the offering and calls for an annual salary of
$75,000 in Year   1, $110,000 in Year 2 and $120,000 in Year 3, as well as
reimbursement of business expenses, including a car allowance

     We have an agreement with JPJ, Inc., an entity associated with Mr. Jenkins, under which we have agreed to pay minimum annual fees of $120,000
in each of the three   years in the period ended March 31, 2003 for legal,
financial  and other  business  services..   Mr. Jenkins will receive no
compensation from us beyond the payments to JPJ, Inc. The contract automatically rolls over unless terminated. Mr. Jenkins currently devotes an average of 35 hours per week to us.

     We have an agreement with EH Associates, LLC, an entity associated with Mr. Heil, under which we will pay annual consulting fees for general management
services   of $140,000, $145,000 and $150,000 in each of the three years in the period ended March 31, 2003. Mr. Heil will receive no compensation from us beyond the payments to EH Associates, LLC. The contract automatically rolls over unless terminated. Mr. Heil currently devotes an average of 35 hours per week to us.

     We have an agreement with EDK Associates, LLC under which we have agreed to pay annual fees of $58,000, $65,000 and $75,000 in each of the three years in
the   period ended July 31, 2003 for administrative, marketing and investor
relations services.   Ms. Owens, a director, is the managing member and sole
owner of EDK Associates, LLC.

  The following table summarizes the salaries and benefits paid to our president.

                                                   Long Term
                                              Compensation Awards       Payouts

                    Annual Compensation (1)
Name and
Principal Position  Year  Salary(a)  Bonus   Other Annual
                                             Compensation  Restricted
                                                           Stock
                                                           Awards ($) Options
                                                                       SARs
Edward A. Heil      2000  $28,717  $3,000
                    1999      0
                    1998      0


(a)   Represents amounts paid to EH Associates, LLC. The other compensation
relates to   the estimated cost of health care benefits.

  Indemnification of Officers and Directors

     Our bylaws provide that we shall indemnify its officers, directors,
employees   and other agents to the fullest extent permitted by Nevada law. In
addition, our certificate   of incorporation provides that, to the fullest
extent permitted by Nevada law, our   directors   will not be liable for
monetary damages for breach of the directors' fiduciary duty   of care   to us
or our shareholders. This provision in the certificate of incorporation does not eliminate the directors' duty of care, and in appropriate circumstances
equitable   remedies including as an injunction or other forms of non-monetary relief would remain available under Nevada law. Each director will continue to be liable for breach of the director's duty of loyalty to us or our
shareholders, for acts or omissions not in good faith   or involving
intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit and for improper
distributions   toshareholders. In addition, this provision does not affect a
director's responsibilities   under any other laws, including federal
securities laws or state or federal environmental   laws.

     We have been advised that in the opinion of the SEC, this type of indemnificationis against public policy as expressed in the Securities Act of
1933 and is, therefore,   unenforceable. In the event that a claim for
indemnification against these types   of  liabilities, other than the payment
by us of expenses incurred or paid by a director,   officer  or controlling
person in the successful defense of any action, suitor proceeding,   is
asserted by a director, officer or controlling person in connection with the
securities   being registered, we will submit the question of whether
indemnification by us is against   public policy to an appropriate court and
will be governed by the final adjudication of   the case.

  SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 15, 2000 by:

        each person known or believed by us to own, directly or beneficially,
more   than  5% of our common stock,

          each of our directors, and

          all of our officers and directors as a group.

     Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.


  Name of beneficial    Number of shares owned       Percent of
        owner (1)                                    shares owned (3)

  Edward A. Heil            443,000           14.77

  R. Bret Jenkins (2)       375,000           11.66

  James Brownfiel           50,000             1.67

  Claire A. Heil            50,000            1.67

  Steven W. Schuster        100,000            3.34

  Bridget C. Owens           50,000            1.67

  Directors and            1,050,000          34.78
  Officers As a Group (6people)




       1.   The address for all other officers and directors, except Mr.
Schuster, is 80   Orville Drive, Bohemia, NY 11716. Mr. Schuster's address is
260 Madison Avenue, New York, NY 10016.

       2. JPJ, Inc. owns 225,000 shares. It is an entity controlled by Mr. Jenkins. Shares held by it are beneficially owned and controlled by Mr. Jenkins.

       3. The calculations for shares and percentages outstanding after the offering do notive effect to:

            200,000 shares of common stock reserved for issuance in connection with warrants granted to Continental Capital & Equity Corporation in July 2000.

            100,000 shares of common stock reserved for issuance upon the exercise of the underwriter's warrant


     The lock-up agreements executed by our officers, directors and holders of a minimum of five percent of our common stock prohibit the transfer of the
shares   without the consent of Kashner Davidson Securities Corp., the
underwriter of our initial   public offering, for 18 months after the
completion of our initial public offering.

  Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Transaction involving Laminaire - In August 1999, we acquired the customer and vendor lists and base of the distribution division of Laminaire
Corporation and incorporated   the business. This division distributes
disposable products used in cleanrooms to a wide variety of commercial customers. The purchase price, as adjusted in March 2000, consisted of 100,000
shares of our common stock, notes payable to the seller in   the  principal
amount of $400,000. This transaction was accounted for as a purchase in conformity with Opinion No. 16 of the Accounting Principles Board.

     The transaction was approved by two of our disinterested directors. Edward A. Heil, our chairman, is a director of Laminaire. Steven W. Schuster,
one   of our directors, was Laminaire's corporate secretary. Bridget Owens,
one of our directors,   was employed as special assistant to the board of
directors of Laminaire.

     In August 1999, eSAFETYWORLD made a demand loan to Laminaire
Corporation in the principal amount of $102,000. The loan bears interest at
the   rate of 9%  per annum. The note was convertible into common stock of
Laminaire at a conversion price of $.08 per share, which was the bid price per
share of Laminaire's common   stock on the date of the loan. The loan was made
to provide Laminaire with additional   working capital and to lower the amount
ultimately due from Laminaire under the notes issued   in connection with the
acquisition of the customer and vendor lists of the Distribution Division. This loan was offset against amounts due to Laminaire in March 2000.

     In September 1999, we signed agreements with Kimberly-Clark Corporation, The Texwipe Company LLC and Alma, Inc., which were suppliers to the Distribution Division of Laminaire. Under the agreement with Kimberly-Clark, we agreed to guarantee payment for all goods and services sold by Kimberly-
Clark to Laminaire.   The amount of the guarantees was approximately $220,000.
Under the agreements with the vendors, any unpaid amounts as of the closing of
our offering was to be paid from   the proceeds of the offering. Under the
terms of the promissory notes in the principal   amount of $400,000 payable to
Laminaire Corporation, any amounts paid to the vendors of Laminaire could be deducted from the amounts owed Laminaire. We paid the amounts due to these
vendors in March 2000 and offset the amounts paid against the notes   due to
Laminaire.

     All amounts due to Laminaire were fully satisfied by March 2000.

  Other Transactions and Agreements

       EH Associates, LLC has a contract with us for consultation for financial and management services. Mr. Heil is the controlling shareholder of EH Associates, LLC

       JPJ Inc. has a contract with us for consultation for financial and
 management   services. Mr. Jenkins is the controlling shareholder of JPJ Inc.

       EDK Associates, LLC has a contract with us for administrative, marketing and investor relations services. Ms. Owens is the managing member and sole owner of EDK Associates, LLC.

       Mr. Schuster, one of our directors, is a member of McLaughlin & Stern, LLP, a law firm that serves as our general counsel. Mr. Schuster owns 100,000 shares of common stock, which constitute approximately three percent of our issued and outstanding stock. The board of directors believes that Mr. Schuster qualifies asan independent director as he owns less than five percent of our common stock after the offering and the fees paid to McLaughlin & Stern for services rendered to us constitute less than five percent of the firm's annual revenues.

     We have engaged in transactions with certain entities which members of management or 5% or greater shareholders are affiliated. While such
arrangements   could possibly lead to conflicts of interests between us and
such persons, all future   material affiliated transactions and future loans
and loan guarantees with our officers,   directors, 5% shareholders, or their
respective affiliates, will be on terms that are as favorable   to us
as those generally available from unaffiliated third parties.

    Additionally, we have and will maintain at least two independent directors
on   our board of directors. All future significant transactions and loans with
affiliates   shall be approved or ratified by a majority of our independent
directors who do not have   an interest in the transactions and who will have
access, at our expense, to our counsel   or independent legal counsel.



                              PART IV

                  Exhibits and Reports on Form 8-K

  a. Exhibits

  INDEX TO EXHIBITS


  Number   Description



  1.1      Form of Underwriting Agreement*

  3.1      Registrant's Articles of Incorporation dated July
           21, 1997*

  3.2      Registrant's Amendment to Articles of
           Incorporation dated August 23,
           1999*

  3.3 Registrant's Certificate of Correction to Articles of Incorporation dated
           November 19, 1999*

  3.4      Registrant's By-laws*

  4.1      Form of common stock certificate*

  4.2      1999 stock option plan*

  10.1     Asset Purchase Agreement with Laminaire Corp.*

  10.2     Agreement with EH Associates, LLC*

  10.3     Agreement with JPJ,Inc.*

  10.4     Agreement with EDK, LLC*

  10.6     Employment Agreement with James Brownfiel*

  10.7 Form of Advisory Investment Banking Agreement between Registrant and
           Kashner  Davidson Securities Corp.*

  10.9 Promissory Note in favor of the Registrant from Laminaire Corporation in the principal amount of $102,000 dated August 11, 1999*

  10.10 Promissory Note in favor of Laminaire Corporation in the principal amount of $200,000 dated August 11, 1999*

  10.11 Promissory Note in favor of Laminaire Corporation in the principal amount of $300,000 dated August 11, 1999*

  10.12    Agreement with Kimberly-Clark Corporation dated
           September 29, 1999*

  10.13    Agreement with The Texwipe Company, LLC dated
           September 29, 1999*

  10.14    Agreement with Alma, Inc. dated September 29, 1999*

  10.15    Agreement with Ideal Sales, Inc. dated December 8, 1999*

  10.16    Promissory Note in favor of the Arcadia Mutual
           Fund, Ltd. dated July 15,
           1999*

  10.17 Promissory Note in favor of the Chamberlain Fund dated August 6, 1999*

  10.18    Amendment to Asset Purchase Agreement*

  10.19    Letter Agreement Modifying Asset Purchase Agreement**

  10.20    Amended Consulting Agreement with JPJ, Inc.**

  10.21    Amended Employment Agreement with James Brownfiel**

  10.22    Amended Agreement with EH Associates, LLC.***

  10.23    Employment Agreement with Claire A. Heil***

  10.24    Amended Agreement with EDK, LLC***

  10.25    Agreement with KMB, LLC.***

  27       Financial Data Schedule

     * Filed with the Registrant's Registration Statement on Form SB-2.
     ** Filed with the Registrant's Report on Form 10-QSB for the Three Months
        Ended March 31,  2000
     *** Filed with this Annual Report on Form 10-KSB.


          b. Report on Form 8-K

                      NONE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       /s/ Edward A. Heil
       EDWARD A. HEIL
Title: President

    Date: 9/25/00

       _/s/ R. Bret Jenkins___
        R. BRET JENKINS
Title: Chief Financial Officer


    Date: 9/25/00




  Directors

      _/s/ James Brownfiel
     JAMES BROWNFIEL


     Stephen B. Schneer
     Title:  Director


    Date:   9/25/00


       /s/ Claire A. Heil
       CLAIRE A. HEIL
Title: Director


     Date:  9/25/00



        /S/ Bridget C. Owens
        BRIDGET C. OWENS
Title: Director


      Date: 9/25/00



       /S/ Steven W. Schuster
      STEVEN W. SCHUSTER
Title:  Director


       Date:  9/25/00


  TABLE OF CONTENTS

       Page

  INDEPENDENT AUDITORS' REPORT                        36


  FINANCIAL STATEMENTS:


  Balance Sheet at June 30, 2000                   37-38


  Statements of Operations for the Years Ended        39
  June 30, 2000 and 1999


  Statements of Cash Flows for the Years Ended        40
  June 30, 2000 and 1999



  Statements of Stockholders' Equity for the          41
  Years Ended June 30, 2000 and 1999


  Notes to Financial Statements                    42-47



                    INDEPENDENT AUDITORS' REPORT

  To the Stockholders of
  eSAFETYWORLD, Inc.:

  We have audited the accompanying balance sheet of eSAFETYWORLD, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity
and cash   flows for each of the two years in the period then ended. These financial statements are the responsibility of eSAFETYWORLD's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit to
obtain reasonable assurance   about whether the balance sheet is free of
material misstatement. An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the balance   sheet. An audit also
includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet
presentation.   We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in
all   material respects, the financial position of eSAFETYWORLD, Inc. as of
June 30, 2000, and the results of its operations and its cash flows for the
years ended June 30, 2000 and   1999 in conformity with generally accepted
accounting principles.



  /s/ EICHLER BERGSMAN & CO., LLP

  New York, New York
  September 8, 2000







                                   eSAFETYWORLD
                                  BALANCE SHEET
                                  June 30, 2000



Current Assets:
Cash and cash equivalents                                  $3,017,852
Certificate of deposit (maturity date of March 2, 2001)     2,000,000
Accounts receivable, less allowance of $3,000                  97,109
Other current receivables                                      16,907
Prepaid expenses and other                                    246,156
    Total Current Assets                                    5,378,024

Fixed Assets, less accumulated depreciation of $171            101,117

Acquired Intagibles, net of accumulated amortization
     of $82,662                                              1,021,979

Deferred Income Tax Benefit                                      5,000

Other Assets                                                     3,000

Total Assets                                                 $6,509,120


                             eSAFETWORLD,Inc.
                              BALANCE SHEET
                              June 30, 2000


Current Liabilities
Acccounts payable and accrued expenses                    45,801


Commitments and Contingencies

Stockholders' Equity:
Common stock $.001 par value, 20,000,000
Shares authorized: 3,000,000 shares issued
and outstanding                                            3,000
Additional paid-in capital                             6,428,644
Retained earnings                                         31,675
   Stockholders' Equity                                6,463,319

Total Liabilites and Stockholders Equity               $6,509,120




                       eSAFETYWORLD, Inc.
                    STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                  2000         1999

Sales                                           $723,968
Costs of Sales                                   477,995
Gross Profit                                     245,973

Expenses
  Selling and adminsitrative expenses            205,046
  Amortization of intangibles                     82,662
  Total expenses                                 287,708

Results from Operations                          (41,735)

Interest Income                                    80,610

Pretax Income                                      38,875

Income Taxes                                       7,200

Net Income                                         31,675        $-

Basic Income per Share                             $0.01         $-

Weughted Average number of Common
and Common Equivalant Shares
Outstanding                                         2,349,863   1,900,000





                           eSAFETWORLD, Inc.
                       STATEMENTS OF CASHFLOWS
              For the Years Ended June 30, 2000 and 1999


                                                   2000          1999

Cash Flows from operating activities

Net Income                                       $31,675

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization                      82,833

Increase in accounts receivable                   (97,109)
Increase in other current receivables             (16,907)
Increasr in prepaid expenses and other           (246,156)
Increase in accounts payable                        40,801
Net cash used by operations                       (204,863)

Cash Flows from investing activities:
Purchase of software, equipment and intangibles    (498,929)
Investment in certificate of deposit             (2,000,000)
Net cash used by investing activiities           (2,498,929)

Cash flows from financing activities:
Borrowings                                         485,000
Repayment of debt                                 (485,000)
Issuance of securities                            5,721,644
Net cash provided by financing activies           5,721,644

Net increase in cash                              3,017,852       $-
Cash and cash equivalants-begining                   --           $-
Cash and cash equivalnts - ending                $3,017,852       $-




                            eSAFETYWORLD, Inc.
                    STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Two Years Ended June 30, 2000 and 1999


                               Common Stock      Additional
                                                 Paid-in     Retained
                             Shares    Amount    Capital     Earnings   Total

Balance July 1, 1998       1,900,000   $1,900     $8,100                $10,000
Activity                        -         -        --                      -

Balance June 30, 1999      1,900,000    1,900      8,100                10,000
Issuance of equity securotes as
part of asset purchase      100,000        100    699,900               700,000
Sale of equity securities   1,000,000   1,000     5,720,644            5,721,644
Net income                                                     31,675    31,675


Balance, June 30, 2000     3,000,000    3,000   6,428,644     31,675   6,463,319

                   NOTES TO FINANCIAL STATEMENTS

  NOTE 1--BASIS OF PRESENTATION

         eSAFETYWORLD was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999 and completed an initial public offering of its common stock in
February 2000.Its   purpose is to operate a business-to-business  E-Commerce
site on the world wide web selling industrial safety, cleanroom, laboratory supply and first aid products. In September 2000, it announced that it will also provide consulting services to other companies.

  NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's principal accounting and financial reporting policies is as follows:

  Use of Estimates -- The  preparation of financial  statements in conformity
with    generally  accepted  accounting  principles  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of
assets and liabilities at   the date of the financial  statements and the
reported amounts of revenues and expenses during the reporting periods, The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles included in the financial statements.

  Revenue  Recognition  -- Revenue for  product  sales is  recognized  in the
period   in which the product is shipped. Revenue for consulting services will
be recognized   as the service is performed.

  Advertising -- eSAFETYWORLD charges advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs are charged to operations when mailed or distributed.

  Basic Income Per Share -- Basic income per common and common equivalent share are calculated by dividing net income by the weighted average number
of common   and common equivalent shares outstanding  during each period.
There were no options   or convertible  instruments  outstanding during either
period, except for warrants   the  assumed exercise of which would have been
antidilutive.

  Fixed Assets  Fixed assets consist of the following at June 30, 2000:

                 Website development costs  $8,370

                 Software                   87,760

                 Equipment                  5,158



                 Total                      101,288



                 Less                       171



                 Net                        $101,117


  Fixed assets are stated at cost less accumulated depreciation. Depreciation s computed using the straight-line method based upon the estimated useful life of five years.

  Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss
is included   in operations.

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

  Intangibles -line basis over ten years.

  Statement of Cash Flows -- For the purposes of this statement,  investments
and   time deposits having an initial term of 90 days or less are considered to be cash equivalents.

    The Company has a $2,000,000 certificate of deposit that bears interest at
the   rate of 5.7 percent per annum and matures on March 2, 2001. eSAFETYWORLD maintains substantially all of its cash and certificates of deposit with one
bank. The aggregate   cash balances exceed the balance insured by the Federal
Deposit Insurance Corporation.

    All cash and short-term investments are considered as available for sale. The cost of such investments at June 30, 2000 approximates their market value.

  Income Taxes -- The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS
109,   the liability method is used in accounting for income taxes.  Under
this method, deferred   tax assets and liabilities are determined based on the
differences between inancial   reporting and tax bases of assets and
liabilities and are measured using the enacted tax rates   and laws that will
be in effect when the differences are expected to reverse.

  At June 30, 2000, the Company has recorded a deferred tax benefit of $5,000 relating to the difference in the amortization period used to amortize the acquired intangibles for financial reporting purposes (ten years) and for
income tax purposes   (14 years).

  Fiscal Year -- eSAFETYWORLD's fiscal year ends on June 30.


  NOTE 3 -- COMPLETION OF INITIAL PUBLIC OFFERING

  The Company completed an initial public offering on February 23, 2000 in which it sold 1,000,000 shares of its common stock for gross proceeds
of   $7,000,000 (and a net proceeds after all expenses of $5,721,644). As part
of the Offering,   it paid the Underwriter a fee equivalent to 13% of total
proceeds  as  commission  and an expense allowance  and also paid $92,000  as
a  consulting  fee.  The  Company  also sold   a warrant  covering  an
aggregate of up to 100,000 shares of common stock exercisable at a price of $10.50 per share to the underwriter, for its own accounts,. The underwriter paid a price of $100 for the warrant. The underwriter will receive 100,000
shares   if it exercises  the warrant,  commencing on the first  anniversary
of the date of this   offering  until the fifth  anniversary  of the date of
this  offering.  The terms of the warrant    require  the Company to register
the common stock for which the warrant is exercisable within one year from the date of the prospectus. This underwriter's warrant is not transferable by the warrant holders other than to officers  and  partners  of  the
underwriter.     The  exercise   price  of  the underwriter's  warrant  and
the  number of shares of common  stock for which the warrant is exercisable
are subject to adjustment to protect   the warrant holders against dilution in
specific events.

  NOTE 4 - ACQUISITION OF CERTAIN INTANGIBLE ASSETS FROM LAMINAIRE
           CORPORATION

         On August 11, 1999, eSAFETYWORLD entered into an agreement under which it acquired certain intangible assets and rights of the distribution
business   of Laminaire  Corporation in exchange for 100,000 shares of its common stock, notes in the principal amount of $500,000 and the assumption of accounts payables relating to professional services in an amount up to
$125,000. The terms of the acquisition were modified   and reduced in March
2000 such that the  principal  amount of notes was  reduced to $400,000 and the Company did not assume any of Laminaire's accounts payable. The acquisition agreement provided that the Company obtained the customer and vendor base and lists, a toll free number and certain pricing information but
acquired   no tangible  assets  including  inventory or accounts  receivable
as part of the transaction.    The acquired  business  distributes
disposable  products  used in cleanrooms to a wide   variety  of commercial
customers.

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

  The total purchase price of $1,100,000 (which valued the 100,000 shares of the Company's common stock that were issued at the public offering price) was accounted for as a purchase in conformity with Opinion No. 16 of the
Accounting Principles   Board. The entire balance was ascribed to "Acquired
Intangibles" on the accompanying Balance  Sheet.

  The Company's President is also a Director of Laminaire Corporation. He did not participate in Laminaire's deliberations on the transaction described
above. All  of  the  Company's   Directors  voted   affirmatively  for  the
resolution authorizing the  acquisition.

  NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Consulting Agreements

  eSAFETYWORLD has an agreement with EH Associates, LLC, an entity controlled by its president under which eSAFETYWORLD will pay annual consulting fees o $140,000, $145,000, and $150,000 in each of the three years in the period
ended   March  31, 2003.  The president  receives  reimbursement  for
expenses  including healthcare,   but receives no other cash compensation from
eSAFETYWORLD.

  JPJ Inc., an entity  controlled by the Company's chief financial officer has a
contract   with  eSAFETYWORLD  under which eSAFETYWORLD has agreed to pay minimum annual fees of $120,000 in each of the three years in the period ended
March 31, 2003 for   legal, financial  and other  business  services.  The
chief financial officer receives reimbursement for expenses, but receives no other cash compensation from eSAFETYWORLD.

  EDK Associates, LLC, an entity controlled by a director has a contract with eSAFETYWORLD under which eSAFETYWORLD has agreed to pay annual fees of $58,000, $65,000 and $75,000 in each of the three years in the period ended
May    31,  2003  for  administrative,  marketing  and  investor
relationsservices.  The director  receives reimbursement for expenses
including healthcare,  but receives no other   cash compensation from
eSAFETYWORLD.

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

  Agreements with Apex Interactive and Continental Capital & Equity Corporation

  In March 2000, the Company entered into a three-year renewable agreement with Apex Interactive ("Apex") under which Apex agreed to host the
Company's   e- commerce  website,   provide  Internet  marketing  services
and support the Company's databases used by its website for $10,000 per month, subject to adjustment.

  In July 2000, the Company entered into a one-year agreement with Continental Capital & Equity Corporation ("CCEC") under which CCEC agreed t perform public relations and investor relations services for a fee of
$50,000   (included in "Prepaid Expenses" in the accompanying  Balance Sheet)
and warrants to purchase 200,000  shares of common stock as follows - 50,000
shares each at prices ranging   from $3 to $5 per share.

  Rent

         eSAFETYWORLD is obligated under the terms of a short-term operating lease, expiring in September 2001, for office space which call for minimum monthly rentals of approximately $1,600.

  Litigation

  eSAFETYWORLD is a defendant in an action brought by a creditor of Laminaire asserting, among other things, that eSAFETYWORLD is a successor to Laminaire.
Based   on discussion with counsel, eSAFETYWORLD believes that this case is
without merit   and will not result in a material adverse impact on its
financial condition.

  Guarantee

    The Company guarantees a loan in the principal amount of $400,000 for an unrelated business associate. The loan is scheduled to be repaid prior to
June   30, 2001.

  NOTE 6 -  STOCKHOLDERS' EQUITY

     The Company was incorporated in the state of Nevada and is authorized to issue up to 20,000,000 shares of common stock having a par value of $.001 per share and 1,000,000 shares of preferred stock. Neither the certificate of
incorporation nor   the by- laws contain any provision that would delay, defer or prevent a change in control.

     There are 3,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on each matter submitted to the stockholders. The holders of common stock:

         have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

         are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

         do not have preemptive, subscription or conversion rights, or
redemption  or   access to any sinking fund; and

        are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

     The Company's certificate of incorporation authorizes the issuance of
1,000,000   shares of preferred stock with designations, rights and
preferences determined from   timeto time by its board of directors. Its board
of directors is empowered, without   stockholder approval, to issue shares of
preferred stock with voting, liquidation, conversion,   or other rights that
could adversely affect the rights of the holders of the common stock.   It has
no present intention to issue any shares of preferred stock. There can be no
assurance   that it  will not do so in the future. No preferred stock may be issued without the underwriter's consent for 12 months following the effective date of the Company's public offering.

       The Company has not paid any dividends on its common stock to date.

  Stock Option Plan

  The Company has a stock option plan that expires in 2009 and enables it to grant incentive stock options, non-qualified options and stock appreciation
rights   for up to an aggregate of 450,000  shares of our common stock.
Incentive stock options  granted under the plan must conform to applicable
federal income tax  regulations  and   have an exercise price not less than
the fair market value of shares at the date ofgrant   or 110% of fair  market
value for ten percent or more stockholders. Other options and stock appreciation rights may be granted on terms determined by the compensation committee of the board of directors.

         No options or other awards were outstanding at June 30, 2000.