Form 10QSB
period 2000-09-30
ESAFETYWORLD INC
filed 2000-11-14
CIK 1094012

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.   20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended September 30, 2000

               Commission File Number                        333-34646

                          ESAFETYWORLD, INC.
        (Exact name of registrant as specified in its charter)


     Nevada                                              11-3496415
(State or other jurisdiction
of Incorporation or organization)
                                           (I.R.S. Employer Identification No.)

               80 Orville Dr. Bohemia, New York  11716
               (Address of principle executive offices)

     Registrants telephone
     number including area code               631-244-1454

                         _________________________________
               Former address, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1 934 during the preceding 12 months, (Or such shorter period that the registrant was required to file such reports)
                                                        X   Yes      No

and (2) has been subject to such filing requirements for the past 90 days
                                                        X Yes   No


                                       3,000,000
                        ( Number of shares of common stock
                         the registrant had outstanding as of
                                  September 30, 2000)



                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented n not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its financial position from June 30, 2000 through September 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.








                          ESAFETYWORLD, INC.


                                INDEX

                                                             PAGE
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements:

Condensed Balance Sheets
as of  September 30, 2000 and June 30, 20003-4

Condensed Statements of Operations  for
the Three Months                           5
Ended  September 30, 2000 and 1999


Statements of Cash Flows  for the Three
Months Ended                               6
September  30,  2000 and 1999

Condensed Statement of Stockholders'
Equity for the Three                       7
Months Ended September 30, 2000

Notes to Condensed Financial Statements    8-13

Item 2.

Management's Discussion and Analysis of
                                           14-17
Financial Condition and Results of Operations

PART II.

OTHER INFORMATION                          18-19

EXHIBITS

Financial Data Schedule                    20






                            ESAFETYWORLD, INC.
                      CONDENSED  BALANCE SHEETS

                                ASSETS





                                      September 30, 2000June 30, 2000

                                      (unaudited)

Current Assets:

Cash and cash equivalents             $2,866,599      $3,017,852

Certificate of deposit (maturity      2,000,000       2,000,000
date of March 2, 2001)

Accounts receivable, less allowance   260,723         97,109
of $3,000

Other current receivables             26,520          16,907

Prepaid expenses and other            285,558         246,156

Total Current Assets                  5,439,400       5,378,024

Property and Equipment, less
accumulated depreciation
of $5,236 and $171

                                      138,628         101,117

Acquired Intangibles, less
accumulated amortization of
$110,278 and $82,662

                                      994,363         1,021,979

Other Assets                          12,000          8,000

Total Assets                          $6,584,391      $6,509,120




             See Notes to Condensed Financial Statements.


                                 ESAFETYWORLD, INC.


                            CONDENSED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY








                                        September 30, 2000June 30, 2000

                                        (unaudited)



Current Liabilities:

Accounts payable                        $93,995          $45,801



Stockholders' Equity:

Common stock, $.001 par value,
20,000,000 shares                       3,000            3,000
authorized; 3,000,000 shares issued






Additional paid-in capital              6,428,644        6,428,644

Retained earnings                       58,752           31,675


          Stockholders' Equity          6,490,396        6,463,319



Total Liabilities and Stockholders' Equity$6,584,391     $6,509,120




              See Notes Condensed Financial Statements.
                          ESAFETYWORLD, INC.


                 CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)


                                  2000         1999

Sales                             $249,420     $ 177,985

Cost of Sales                     179,247      106,555

Gross Profit                      70,173       71,430

Expenses and Other:

     Selling and administrative expenses66,893 16,975

     Amortization of intangibles  27,616       20,800

     Other-net (principally interest) (64,593)   1,747

     Total Expenses and Other        29,916    39,522

Pretax Income                     40,257       31,908

Income Taxes                      13,180       9,573

Net Income                        $27,077      $ 22,335

Basic Income per Share            $ .01        $ .01

Weighted average number of
common and                        3,000,000    2,000,000
Common equivalent shares outstanding












             See Notes to Condensed Financial Statements.
                          ESAFETYWORLD, INC.


                  CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)



                                         2000       1999

Cash flows from operating activities:

Net income                               $27,077    $22,335

Adjustments to reconcile net earnings
to net cash provided
by operating activities:

Depreciation and amortization            32,680

Decrease in operating assets             (168,435)  (16,335)

Net cash provided by operations          (108,678)  6,000

Cash flows from investing activities:

Purchase of software, equipment and intangibles(42,575)


Cash flows from financing activities:

Borrowings                                          273,000

Deferred offering costs                             (167,000)

Net cash provided by financing activities           106,000

Net increase (decrease)  in cash         (151,253)  112,000

Cash and cash equivalents                3,017,852

Cash and cash equivalents - ending                   $112,000
                                         $2,866,599



             See Notes to Condensed Financial Statements.



                          ESAFETYWORLD, INC.



             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (UNAUDITED)



                     Common    Common  AdditionalPaid-inRetained
                     Stock     Stock   Capital   Earnings   Total

                     Shares    Amount

Balance, July 1, 20003,000,000 $3,000  $6,428,644$31,675    $6,463,319

Net income                                       27,077     27,077

Balance, September   3,000,000 $3,000  $6,428,644$58,752    $6,490,396
30, 2000




















             See Notes to Condensed Financial Statements.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

        ESAFETYWORLD, Inc. (the "Company") was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999. It completed an initial public offering of its common stock in February 2000.

The Company is engaged in the sale and distribution of industrial safety, cleanroom, laboratory supply and first aid products on the world wide web and through conventional use of catalogs and toll free telephone numbers. In September 2000, it announced that it had commenced providing consulting services to other companies and will establish a subsidiary to sell personal care, personal first aid, and nutrition products to independent distributors commencing in early 2001.

The accompanying interim condensed financial statements for the three month periods ended September 30, 2000 and 1999 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting and financial reporting policies follows:

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

Revenue for consulting services is recognized on projects for which agreements exist and service has been performed. Costs associated with consulting projects-in-progress are deferred to the extent that such costs exceed billings or are incurred prior to billing. Anticipated losses on consulting projects will be recorded in the period in which the loss becomes known.

Advertising -- The Company charges advertising costs to expense as incurred. Costs related to CD- ROMs, promotional literature and catalogs are charged to operations when mailed or distributed.

Basic Income Per Share -- Basic income per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent sharesoutstanding during each period. There were no options or convertible instruments outstanding during either period, except for warrants the assumed exercise of which would have been antidilutive.

Fixed Assets  Fixed assets consist of the following at September 30, 2000:

               Website development costs  $126,986

               Software                   6,066

               Equipment                  10,812

               Total                      143,864

               Less                       5,236

               Net                        $138,628


Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful life of five years.

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

   The Company has a $2,000,000 certificate of deposit that bears interest at the rate of 5.7 percent per annum and matures on March 2, 2001; accordingly, such amount is not considered to be a cash equivalent.

   The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. All cash and short-term investments are considered as available for sale. The cost of such investments at September 30, 2000 approximates their market value.

   All cash and short-term investments are considered as available for sale. The cost of such investments at September 30, 2000 approximates their market value.

Income Taxes -- The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At September 30, 2000, the Company has recorded a deferred tax benefit of $5,000 relating to the difference in the amortization period used to amortize the acquired intangibles for financial reporting purposes (ten years) and for income tax purposes (14 years).

Fiscal Year
NOTE 3

The Company completed an initial  public  offering on February 23, 2000 in which it sold  1,000,000  shares  of its  common  stock for  gross  proceeds of $7,000,000 (and a net proceeds after all expenses of $5,721,644). As part of the Offering, it paid the Underwriter a fee equivalent to 13% of total proceeds as commission and an expense allowance and also paid
$92,000  as a  consulting  fee.  The  Company  also sold a warrant  covering an aggregate of up to 100,000 shares of common stock exercisable at a price of $10.50 per share to the underwriter, for its own accounts,. The underwriter paid a price of $100 for the warrant. The underwriter is entitled to receive 100,000 shares if it exercises the warrant, commencing on the first anniversary of the date of this offering until the fifth anniversary of the date of this offering. The terms of the warrant require the
Company to register the common stock for which the warrant is exercisable within one year from the date of the prospectus. This underwriter's warrant is not  transferable by the warrant holders other than to officers  and
partners  of  the   underwriter.   The  exercise   price  of  the underwriter's
warrant and the number of shares of common stock for which the warrant is exercisable are subject to adjustment to protect the warrant holders against dilution in specific events.

NOTE 4 On August 11, 1999, the Company entered into an agreement under which it acquired certain intangible assets and rights of the distribution business of Laminaire Corporation in exchange for 100,000 shares of its common stock, notes in the principal amount of $500,000 and the assumption of accounts payables relating to certain professional services in an amount up to $125,000. The terms of the acquisition were modified and reduced in March 2000 such that the principal amount of notes was reduced to $400,000, and the Company did not assume any of Laminaire's accounts payable. The acquisition agreement provided that the Company obtained the customer and vendor base and lists, a toll free number and certain pricing information but acquired no tangible assets, including inventory or accounts receivable, as part of the transaction. The Distribution Division of Laminaire sold disposable products used in cleanrooms to a variety of commercial customers.

The Company had the right to offset the principal amount of a $102,000 demand note that it made to Laminaire, in whole or in part, against any payment due by it to Laminaire under these note agreements. In September 1999, the Company also guaranteed the payment of Laminaire's trade obligations to three of Laminaire's vendors. In addition, the Company had the right to offset the amounts paid under these guarantees or any other amounts that it paid or pays to satisfy amounts due by Laminaire to its vendors against any amount due by the Company to Laminaire under the note agreements.

The notes payable bore interest at eight percent per annum and were payable in 12 quarterly instalments. The first instalments under the note agreements were payable at the earlier of our completion of the Company's public offering or March 31, 2000. As of March 31, 2000, the Company had made sufficient payments to Laminaire and its vendors to satisfy fully the notes payable issued to Laminaire.

The total purchase price of $1,100,000 (which valued the 100,000 shares of the Company's common stock that were issued at the public offering price) was ascribed to "Acquired Intangibles" on the accompanying Balance Sheet.

   The Company's President is also a Director of Laminaire Corporation. He did not participate in Laminaire's deliberations on the transaction described
above. All  of  the  Company's   Directors voted   affirmatively  for  the
resolution authorizing the acquisition.

NOTE 5 Consulting Agreements

The Company has consulting agreements with four entities controlled by officers or directors under which the Company will pay annual consulting fees of $397,000, $427,000, and $457,000 in each of the three years in the period ended March 31, 2003. None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare. Each of these officers has devoted more than 40 hours per week to the Company during the three months ended September 30, 2000.

Employment Agreement

The Company's has a three-year employment agreement with a vice president that calls for an annual salary of $80,000, $100,000 and $120,000 in each of the three years in the period ended June 30, 2003, as well as reimbursement of business expenses. The vice president is the daughter of the Company's president.

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

In October 2000, the Company terminated substantially all of the terms of the agreement with CCEC and cancelled the warrants. In November 2000, the Company and Apex agreed to terminate most of the terms of the agreement described above. The Company will move its website and sign a license agreement to use proprietary products developed by Apex.

Rent

The Company is obligated under the terms of two short-term operating leases for office space which call for minimum monthly rentals of approximately $1,700. Litigation

The Company is a defendant in an action brought by a creditor of Laminaire asserting, among other things, that eSAFETYWORLD is a successor to Laminaire and seeking repayment of $200,000 allegedly due to him by Laminaire. Based on discussion with counsel, the Company believes that this case is substantially without merit and will not result in a material adverse impact on our financial condition.
 .
Guarantee

   The Company guarantees a loan in the principal amount of $400,000 for an unrelated business associate. The loan is scheduled to be repaid prior to June 30, 2001.

NOTE 6 -  STOCKHOLDERS' EQUITY

   The Company was incorporated in the state of Nevada and is authorized to issue up to 20,000,000 shares of common stock having a par value of $.001 per share and 1,000,000 shares of preferred stock. Neither the certificate of incorporation nor the by-laws contain any provision that would delay, defer or prevent a change in control.

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

   The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Its board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. It has no present intention to issue any shares of preferred stock. There can be no assurance that it will not do so in the future. No preferred stock may be issued without the underwriter's consent for 12 months following the effective date of the Company's public offering.

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

        No options or other awards were outstanding at June 30, 2000. However, 450,000 options were granted in October 2000 with an exercise price equal to the market price per share at the date of grant.




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

Operations

The Company had no revenue generating history prior to July 1, 1999. In August 1999, it acquired intangible assets consisting of customer and vendor lists from the Distribution Product Group of Laminaire Corporation. The Company's business strategy for the twelve months following the completion of its public offering is designed to have us identified as a leading distributor of industrial safety, disposable cleanroom, ancillary cleanroom equipment, laboratory supplies and first aid products for its market niches. This strategy is to:

       update its e-commerce website to incorporate the more than 30,000 products that it offers and incorporate real time customer service components into the website,

      develop  a  state-of-the-art Internet marketing campaign,

      prepare and distribute a CD-ROM covering  product offerings,

      prepare and distribute printed catalogues, advertising and promotional material,

      visit or otherwise contact directly targeted customers and vendors,

      Develop an effective telemarketing effort,

      Develop a network of traditional independent sales representatives to distribute printed materials and increase its name recognition, and attend and present at trade shows.

The Company devoted a significant portion of our resources to these infrastructure efforts during the period from the completion of its public offering through September 30, 2000. By June 30, 2000 it had completed a catalogue and CD-ROM covering 15,000 industrial safety products and had the initial database included on its website. During the period subsequent to June 30, 2000 it continued its infrastructure efforts, including:

      Establishing a real time customer service component to our website,

       Started the initial Internet marketing campaign.

       Started developing the database for printed catalogues for laboratory supply, cleanroom supply and various other newly-added products,

     Started developing a database for the newly-added products to be added to the website through the first quarter of calendar year 2001, and

      Established a program to outsource a portion of the telemarketing efforts so as to increase such efforts without adding additional employees.

During this period, the Company added more than 15,000 products to its product offering. It will take until late in the first quarter or sometime during the second quarter of calendar 2001 before the database is updated for these products and catalogues are printed to include them. From a practical perspective, the Company's sales efforts are seriously limited until those tasks are completed because many of the new product groups are the ones being requested by potential customers.

The Company will also move its website away from Apex Interactive to another hosting source in order to be able to:

       Have access to a proprietary database that can be used for the website, catalogues and CD- ROMs, and

      Be able to make timely changes and additions to the database without incurring significant incremental costs.

The website changes are necessary in view of:

     The new initiative into personal care and nutritional products will expand the need for a flexible database,

     The rate at which products are being added to the core product lines
require   a cost effective  way to make changes to the database, and

     The ongoing importance of catalogues and CD-ROMs to the core business makes it important to be able to use a single database for all purposes.

Supply Programs - In December 1999, the Company entered into a supply agreement with a traditional wholesaler of industrial safety products. The agreement provides the Company with the ability to sell more than 15,000
different products.   Since then the Company has continually added new
products and product groups. In all cases, the Company has arranged for vendors to drop ship products directly to customers.

During the three months ended September 30, 2000, the Company also announced two other initiatives:

Consulting Program -month period ended September 30, 2000, the Company entered into four agreements for consulting services.

Personal Care and Nutrition -free telephone number. The Company has identified several unique products, developed an attractive distributor compensation plan and expects to enter into agreements with contract manufacturers and a fulfillment center shortly. Current plans call for a website and other necessary software to be completed by February 15, 2001 with initial sales to commence shortly thereafter.

The operating results for the period ended September 30, 2000 do not reflect any significant contribution from these infrastructure and operational initiatives, and the operating results for the two quarters following September 30, 2000 are not likely to benefit significantly from these efforts. The costs associated with those undertakings, combined with the
amortization   requirements  for  acquired intangible  costs, make it
unlikely that the quarters ended December 31, 2000 and March 31, 2001 will be profitable.

Operations
 .
        The operations during the periods ended September 30, 2000 and 1999 are not comparable. All activities in the 1999 period involved delivering products to former Laminaire customers relating to orders that were generally very delinquent because of Laminaire's inability to get products from its vendors. After the delivery of these products, the Company was unable to retain most of the customers involved because of their dissatisfaction with Laminaire. The Company had no full time employees during the 1999 period and used the cash proceeds from sales to reduce its obligations to Laminaire.

Operating results for the period ended September 30, 2000 are as follows:

     Revenues                        $249,420

     Cost of revenues                179,247

     Gross profits                   70,173

     Selling and other               66,893

     Profit before items set forth below3,280

     Amortization of intangibles     (27,616)

     Other                           64,593

     Pretax income                   $40,257



As indicated above, the Company devoted a substantial portion of its resources during the period ended September 30, 2000 on developing infrastructure and marketing initiatives. All of the sales in 1999 involved items associated with the acquired customer lists. Many of these items related to customers who were very dissatisfied with Laminaire and who, accordingly, had placed new blanket orders with other vendors. The Company was unable to retain many of these customers

The Company realized a higher gross margin on sales than was anticipated (approximately 25%) because of the initial impact of providing consulting services.

        Amortization consists entirely of expenses relating to the acquired intangibles.

   Other- net consists principally of interest income.

Liquidity and Capital Resources

   The Company believes that the net proceeds of its initial public offering are sufficient to satisfy its working capital requirements for at least 12 months because most of its expenditures relate to marketing and similar initiatives, and it has discretion over the timing and amount of these expenditures. In addition, its emphasis on outsourcing means that its level of fixed costs is relatively low, less than $100,000 per month, and it has no material obligations or requirements for capital expenditures. At September 30, 2000, it had cash and certificates of deposit of approximately $4,866,000.

        The Company has no commitments for debt financing. It would seek sources of financing if it had the opportunity of completing an acquisition. No specific acquisition opportunity has been identified at this time.

Seasonality

The demand for the Company's products is seasonal. Its customers have a reduced demand for products in the summer because many of its customers' employees take vacation, plants are often closed during a portion of the summer months, and there is a general reduction of business activity in those months.

New Accounting Pronouncements

   No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Emerging Issues Task Force orthe Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.



   PART II        OTHER INFORMATION

        Item 1         Legal Proceedings

eSAFETYWORLD is a defendant in an action brought by a creditor of Laminaire asserting, among other things, that eSAFETYWORLD is a successor to Laminaire and seekingrepayment of $200,000 allegedly due to him by Laminaire. Based on discussion with counsel, eSAFETYWORLD believes that this case is substantially without merit and will not result in a material adverse impact on our financial condition.
 .

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

          27       Financial Data Schedule

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                eSAFETYWORLD, Inc.
                                (Registrant)




                                 _/s/_Edward A, Heil
                                 Edward A. Heil
                                 President


                                 _/s/ R. Bret Jenkins
                                 R. Bret Jenkins
                                 Chief Financial Officer



Date:   November 14, 2000