Form 10QSB
period 2000-12-31
ESAFETYWORLD INC
filed 2001-02-14
CIK 1094012

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549


                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Six Months Ended                       Commission File Number
       December 31, 2000                                   333-34646




                           ESAFETYWORLD, INC.
                             80 Orville Dr.
                           Bohemia, NY 11716
                           Tel:  631-244-1454

     Nevada                                    11-3496415
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


Yes  X           No




At January 31, 2001, the latest practicable date, there were 3,000,000 shares of Common Stock outstanding, $.001 par value.

                           ESAFETYWORLD, INC.


                                INDEX

                                                      PAGE
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
as of  December 31, 2000 and June 30, 2000 3-4

Condensed Statements of Consolidated
Operations for the Six                     5
Months Ended December 31, 2000 and 1999

Condensed Statements of Consolidated
Operations for the                         6
Three Months Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows
for the Six Months                         7
Ended December  31,  2000 and 1999

Condensed Consolidated Statement of
Stockholders' Equity                       8
for the Six Months Ended December 31,
2000

Notes to Condensed Consolidated Financial Statements9-14


Item 2.

Management's Discussion and Analysis of
                                           15-20
Financial Condition and Results of Operations

PART II.

OTHER INFORMATION                          21

EXHIBITS                                   none









                           ESAFETYWORLD, INC.


                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS





                                      December 31, 2000June 30, 2000

                                      (unaudited)

Current Assets:

Cash and cash equivalents             $2,630,184      $3,017,852

Certificate of deposit (maturity      2,000,000       2,000,000
date of March 2, 2001)

Accounts receivable, less allowance   461,326         97,109
of $3,000

Other current receivables             26,520          16,907

Prepaid expenses and other            288,876         246,156

Total Current Assets                  5,406,906       5,378,024

Property and Equipment, less
accumulated depreciation
of $10,866 and $171

                                      181,353         101,117

Acquired Intangibles, less
accumulated amortization of
$138,227 and $82,662

                                      986,414         1,021,979

Other Assets                          12,000          8,000

Total Assets                          $6,586,673      $6,509,120









       See Notes to Condensed Consolidated Financial Statements.
                           ESAFETYWORLD, INC.


                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY








                                        December 31, 2000June 30, 2000

                                        (unaudited)



Current Liabilities:

Accounts payable and accrued expenses   $80,147          $45,801



Stockholders' Equity:

Common stock, $.001 par value,
20,000,000 shares                       3,000            3,000
authorized; 3,000,000 shares issued
and outstanding





Additional paid-in capital              6,428,644        6,428,644

Retained earnings                       74,882           31,675


          Stockholders' Equity          6,506,526        6,463,319



Total Liabilities and Stockholders' Equity$6,586,673     $6,509,120


















       See Notes to Condensed Consolidated Financial Statements.





                           ESAFETYWORLD, INC.


            CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                              (UNAUDITED)


                                  2000         1999

Sales                             $486,040     $ 431,969

Cost of Sales                     313,463      269,010

Gross Profit                      172,577      162,959

Expenses and Other:

     Selling and administrative expenses138,97329,904

     Amortization of intangibles  55,565       40,625

     Other-net (principally interest)(128,893) 2,096

      Blue Marble startup         42,825       0

     Total Expenses and Other     108,470      72,625

Pretax Income                     64,107       90,334

Income Taxes                      20,900       19,591

Net Income                        $43,207      $70,743

Basic Income per Share            $.01         $.04

Weighted average number of
common and                        3,000,000    1,966,667
Common equivalent shares outstanding











       See Notes to Condensed Consolidated Financial Statements.
                           ESAFETYWORLD, INC.


            CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                              (UNAUDITED)


                                  2000         1999

Sales                             $236,619     $218,388

Cost of Sales                     134,216      141,144

Gross Profit                      102,404      77,244

Expenses and Other:

     Selling and administrative expenses71,700 9,535

     Amortization of intangibles  27,949       15,665

     Other-net (principally interest)(64,300)  0

      Blue Marble startup         42,825       0

     Total Expenses and Other     78,174       25,200

Pretax Income                     24,230       52,044

Income Taxes                      8,100        16,000

Net Income                        $16,130      $36,044

Basic Income per Share            $ .01        $.02

Weighted average number of
common and                        3,000,000    2,000,000
Common equivalent shares outstanding












       See Notes to Condensed Consolidated Financial Statements.
                           ESAFETYWORLD, INC.


            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                              (UNAUDITED)



                                         2000       1999

Cash flows from operating activities:

Net income                               $43,207    $70,743

Adjustments to reconcile net earnings
to net cash provided
by operating activities:

Depreciation and amortization            66,260     40,625

Increase in net operating assets         (386,204)  (176,368)

Net cash provided by operations          (276,737)  (65,000)

Cash flows from investing activities:

Purchase of software, equipment and intangibles(110,931)0


Cash flows from financing activities:

Borrowings                                          375,000

Deferred offering costs                             (192,000)

Net cash provided by financing activities0          183,000

Net increase (decrease)  in cash         (387,668)  118,000

Cash and cash equivalents                3,017,852  0

Cash and cash equivalents - ending                   $118,000
                                         $2,630,184



       See Notes to Condensed Consolidated Financial Statements.
                           ESAFETYWORLD, INC.



        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                              (UNAUDITED)



                     Common    Common  AdditionalPaid-inRetained
                     Stock     Stock   Capital   Earnings   Total

                     Shares    Amount

Balance, June 30, 20003,000,000$3,000  $6,428,644$31,675    $6,463,319

Net income                                       43,207     43,207

Balance, December    3,000,000 $3,000  $6,428,644$74,882    $6,506,526
31, 2000

Eichler Begsman & Co., LLP
Certified Public Accountants
404 Park Avenue South
New York, New York 10016
Tel 212-447-9001 Fax 212-447-9006

                       ACCOUNTANTS REVIEW REPORT

To The Stockholders of
 eSAFETYWORLD, INC.

We have reviewed the accompanying balance sheet of eSAFETYWORLD, INC. as of December 31, 2000 and the related statements of operations and cash flows, and stockholders' equity for the six months ended, in acordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the represenation of the management of eSFATEYWORLD,INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantialy less in scope than an audit inaccordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/
New York, New York
February 14, 2001
















       See Notes to Condensed Consolidated Financial Statements.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

          ESAFETYWORLD, Inc. was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999. It completed an initial public offering of its common stock in February 2000.

The Company is engaged in the sale and distribution of industrial safety, cleanroom, laboratory supply and first aid products on the world wide web and through conventional use of catalogs and toll free telephone numbers. In September 2000, it announced that it had commenced providing consulting services to other companies. In December 2000 it established a subsidiary, Blue Marble World, Inc., to sell personal care, personal first aid, and nutrition products to independent distributors commencing in March 2001.

The accompanying interim condensed financial statements for the three and six month periods ended December 31, 2000 and 1999 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting and financial reporting policies follows:

Principles of Consolidation -up activities.

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

Fixed Assets  Fixed assets consist of the following at December 31, 2000:

               Website development costs  $145,207

               Software                   14,052

               Database                   22,148

               Equipment                  10,812

               Total                      192,219

               Less                       10,866

               Net                        $181,353


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

Intangibles -line basis over ten years.

Blue Marble Startup Costs -- For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

     The Company has a $2,000,000 certificate of deposit that bears interest at the rate of 5.7 percent per annum and matures on March 2, 2001; accordingly, such amount is considered to be a cash equivalent.

     The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at December 31, 2000 approximates their market value.


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

At December 31, 2000, the Company has recorded a deferred tax benefit of $9,000 relating to the difference in the amortization period used to amortize the acquired intangibles for financial reporting purposes (ten years) and for income tax purposes (14 years).

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

The notes payable bore interest at eight percent per annum and were payable in 12 quarterly installments. The first installments under the note agreements were payable at the earlier of our completion of the Company's public offering or March 31, 2000. As of March 31, 2000, the Company had made sufficient payments to Laminaire and its vendors to satisfy fully the notes payable issued to Laminaire.

The total purchase price of $1,150,000 (which valued the 100,000 shares of the Company's common stock that were issued at the public offering price) was ascribed to "Acquired Intangibles" on the accompanying Balance Sheet.

     The Company's President was also a Director of Laminaire Corporation. He did not participate in Laminaire's deliberations on the transaction described
above. All  of  the  Company's   Directors  voted   affirmatively  for  the
resolution authorizing the acquisition.

NOTE 5 Consulting Agreements


The Company has consulting agreements with four entities controlled by officers or directors under which the Company will pay annual consulting fees of $397,000, $427,000, and $457,000 in each of the three years in the period ended March 31, 2003. None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare. Each of these officers has devoted an average of more than 40 hours per week to the Company during the six months ended December 30, 2000.

Employment Agreement

The Company's has a three-year employment agreement with a vice president that calls for an annual salary of $80,000, $100,000 and $120,000 in each of the three years in the period ended June 30, 2003, as well as reimbursement of business expenses. The vice president is a certified public accountant and the daughter of the Company's president.

Agreements with Apex Interactive and Continental Capital & Equity Corporation

In March 2000, the Company  entered into a three-year  renewable  agreement with Apex  Interactive  ("Apex")  under which Apex agreed to host the  Company's
e-commerce  website,   provide  Internet  marketing  services  and  support
the Company's databases used by its website for $10,000 per month, subject to adjustment. The Company and Apex agreed to terminate this agreement in January 2001 at which time the Company acquired certain proprietary technology from Apex as well as its own servers and commenced the process of migrating its website. The process is expected to be completed in March 2001.

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

Rent

The Company is obligated under the terms of three short-term operating leases for office space which call for minimum monthly rentals of approximately $2,250.

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

The plaintiff withdrew the case with prejudice in February 2001.

Guarantee

     The Company guarantees a loan in the principal amount of $400,000 for an unrelated business associate. The loan is scheduled to be repaid prior to September 30, 2001.

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

          are entitled to share ratably in all of the assets available for distributionto holders of common stock upon liquidation, dissolution or winding up of our affairs;

          do not have preemptive, subscription or conversion rights, or redemption or access to anysinking fund; and

          are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

          In October 2000, 450,000 options were granted with an exercise price equal to the market price per share at the date of grant.




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

Operations

The Company had no revenue generating history prior to July 1, 1999. In August 1999, it acquired intangible assets consisting of customer and vendor lists from the Distribution Product Group of Laminaire Corporation. The Company's business strategy for the twelve months following the completion of its public offering was designed to have it identified as a leading distributor of industrial safety, disposable cleanroom, ancillary cleanroom equipment, laboratory supplies and first aid products for its market niches. This strategy is to:

        update its e-commerce website to incorporate the more than 30,000 products thatit offers andincorporate real time customer service components into the website,

        develop  an effective Internet marketing campaign,

        prepare and distribute a CD-ROM covering  product offerings,

        prepare and distribute printed catalogues, advertising and promotional material,

       visit or otherwise contact directly targeted customers and vendors,

       Develop an effective telemarketing effort,

       Develop a network of traditional independent sales representatives to distribute printed materials and increase its name recognition, and attend targeted trade shows.

The Company has been very cautious in implementing its strategies because market conditions and the experience of other smallcap companies made it obvious that additional access to the capital markets would be extremely difficult. The Company also modified its focus to concentrate on medium sized businesses and academic institutions. These targeted customers have more flexible purchasing policies and systems and existing suppliers are less likely to reduce prices to retain business.

The Company devoted a significant portion of its resources to these infrastructure efforts during the period from the completion of its public offering through December 31, 2000. By June 30, 2000 it had completed a catalogue and CD-ROM covering 15,000 industrial safety products and had the initial database included on its website. During the period subsequent to June 30, 2000 it continued its infrastructure efforts, including:

      Establishing a real time customer service component to its website,

      Started the initial Internet marketing campaign.

      Started developing the database for printed catalogues for laboratory supply, cleanroom supply and various other newly-added products,

      Started developing a database for the newly-added products to be added to the website through the first quarter of calendar year 2001, and

       Established a program to outsource the telemarketing and many customer service efforts so as to increase such efforts without adding additional employees.

During this period, the Company added more than 15,000 products to its product offering. It will take until late in the first quarter or sometime during the second quarter of calendar 2001 before the database is updated for these products and catalogues are printed to include them. From a practical perspective, the Company's sales efforts are seriously limited until those tasks are completed because many of the new product groups are the ones being requested by potential customers. The Company's use of a sophisticated call center operated by an independent third party provider in Salt Lake City, Utah commenced in February 2001. This call center will handle a substantial amount of the telemarketing and customer service activities.

The Company will also move its website away from Apex Interactive to its own servers housed in Bohemia, New York with complete backup capabilities in St. George, Utah in order to be able to:

      Have access to a proprietary database that can be used for the website, catalogues and CD- ROMs, and

     Be able to make timely changes and additions to the database without incurring significantincremental costs.

 The website changes are necessary in view of:

     The new initiative into personal care and nutritional products will expand the need for a flexible database,

      The rate at which products are being added to the core product lines require a cost effective way to make changes to the database, and

     The ongoing importance of catalogues and CD-ROMs to the core business makes it importantto be able to use a single database for all purposes.

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

During the six months ended December 31, 2000, the Company also announced two other initiatives:

Consulting Program -month period ended December 31, 2000, the Company entered into seven agreements for consulting services. These services are carried out or supervised by officers of the Company and do not detract from any of the Company's other core activities.

Personal Care and Nutrition -free telephone number. The Company has developed several unique products and production, developed an attractive distributor compensation plan and entered into an agreement with a contract manufacturer and a fulfillment center. Current plans call for a website and other necessary software to be completed by March 15, 2001 with initial sales to commence shortly thereafter.

     In January 2001, Blue Marble World, Inc. entered into a consulting agreement with Freedom Marketing Group, Inc., an unrelated company based in Dallas, Texas, under which Freedom Marketing agreed to assist Blue Marble World to introduce and sell its products in Japan and South Korea.
Freedom Marketing holds preferred shares of Blue Marble World which are convertible into up to 250,000 shares of the common stock of Blue Marble World based on reaching certain sales levels. There are currently 4,750,000 shares of Blue Marble World common stock outstanding, all of which are owned by the Company.

The Company will distribute its products through a system of direct or network marketing. Under most network marketing systems, independent distributors purchase products for retail sale or personal consumption. Direct marketing involves the sale of products through a network of independent distributors who enter into contract agreements or licenses with the direct marketer. Pursuant to Blue Marble World's compensation plan, products will be sold exclusively to or through independent distributors who are not employees of Blue Marble World. This approach is consistent with the Company's overall policy of maintaining low fixed overheads and using independent contractors wherever possible.

Many products sold by direct marketers are characterized as having high margins. Typically, distributor incentives and commissions represent the highest cost for a direct marketer.

Network marketing is an effective vehicle to distribute Blue Marble World's products because (i) a consumer can be educated about a product in person by a distributor, which is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product testing by a potential consumer; (iii) the impact of distributor and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, distributors can give customers higher levels of service and attention, by, among other things, delivering products to a consumer's home and following up on sales to ensure proper product usage, customer satisfaction, and to encourage repeat purchases.

Under most network marketing systems, independent distributors purchase products either for resale or for personal consumption. Purchasing by the independent distributor will take place through Blue Marble World's website or through faxes. In most cases, products will be paid for by credit card prior to shipment. Each independent distributor will be able to review the level of earned commissions by reference to Blue Marble World's website.

International direct selling as a distribution channel has been enhanced in the past decade because of advances in communications, including telecommunications, and the proliferation of the use of the Internet, email and fax machines. Direct selling companies can now produce or purchase high quality videos for use in product education, demonstrations, and sponsoring sessions that project a desired image for the company and product line. Blue Marble World's strategy will be to utilize fully current and future technological advances to enhance the effectiveness of its direct selling program.


Operating Considerations - The operating results for the period ended September 30, 2000 do not reflect any significant contribution from these infrastructure and operational initiatives, and the operating results for the two quarters following December 31, 2000 are not likely to benefit significantly from these efforts. The costs associated with those
undertakings, combined  with  the   amortization   requirements  for  acquired
intangible costs, make it unlikely that the quarter ended March 31, 2001 will be profitable.

Operations

          The operations during the periods ended December 31, 2000 and 1999 are not comparable. All activities in the 1999 period involved delivering products to former Laminaire customers relating to orders that were generally very delinquent because of Laminaire's inability to get products from its vendors. Substantially all shipments in the 1999 period related to orders received by Laminaire over a period of time that Laminaire could not deliver. Most of these orders were nonrecurring. After the delivery of these products, the Company was unable to retain most of the customers involved because of their dissatisfaction with Laminaire. In addition. Laminaire accepted orders for very small and partial shipments. The Company shipped those orders in 1999 but concluded that such orders did not fit into the Company's business model going forward because such shipments require the maintenance of substantial levels of inventory. . The Company had no fulltime employees during the 1999 period and used the cash proceeds from sales to reduce its obligations to Laminaire.




Operating results for the six months ended December 31, 2000 are as follows:

     Revenues                        $486,040

     Cost of revenues                313,463

     Gross profits                   172,577

     Selling and other               138,973

     Profit before items set forth below33,604

     Amortization of intangibles     55,565

     Other Income                    (128,893)

     Blue Marble startup costs       42,825

     Pretax income                   $64,107



As indicated above, the Company devoted a substantial portion of its resources during the period ended December 31, 2000 on developing infrastructure and marketing initiatives. All of the sales in 1999 involved items associated with the acquired customer lists. Many of these items related to customers who were very dissatisfied with Laminaire and who, accordingly, had placed new blanket orders with other vendors. The Company was unable to retain many of these customers.

The Company realized a higher than anticipated gross margin on sales (approximately 36%) because of the initial impact of providing consulting services.

          Amortization consists entirely of expenses relating to the acquired intangibles.

     The Blue Marble startup costs represent the costs directly associated with starting the operations of Blue Marble World, Inc., the Company's new subsidiary that will sell personal care products.

     Other- net consists principally of interest income.

Liquidity and Capital Resources

     The Company believes that the net proceeds of its initial public offering are sufficient to satisfy its working capital and business development requirements for at least 12 months. In addition, its emphasis on outsourcing means that its level of fixed costs is relatively low, less than $100,000 per month, and it has no material obligations or requirements for capital expenditures. At December 31, 2000, it had cash and certificates of deposit of approximately $4,630,184.

          The Company has no commitments for financing. It would seek sources of financing if it had the opportunity of completing an acquisition. No specific acquisition opportunity has been identified at this time or is being actively sought.

Seasonality

The demand for many of the Company's products is seasonal. Its customers have a reduced demand for products in the summer and during December because many of its customers' employees take vacation, plants are often closed during a portion of that period and there is a general reduction of business activity in those months.

New Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Emerging Issues Task Force or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

     The Financial Accounting Standards Board has tentatively decided that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to the date that the FASB issues its final statement on the subject, should no longer be amortized. From the date of issuance, all goodwill would be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value. If this proposal is adopted, it will impact the Company's future reported results of operations in a positive way.





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

The plaintiff withdrew the case with prejudice in February 2001.

          Item 2         Changes in Securities

                          See Condensed Consolidated Financial Statements

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



Date:     February 13, 2001