Form 10QSB
period 2001-03-31
ESAFETYWORLD INC
filed 2001-05-14
CIK 1094012

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended                                                                              Commission File Number
March 31, 2001                                                                                                         333-34646

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

Yes x                                       No

At April 30, 2001, the latest practicable date, there were 3,000,000 shares of Common Stock outstanding, $.001 par value.

eSAFETYWORLD, Inc.

                                                                           INDEX

PAGE

PART I.

FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000	3-4

Condensed Statements of Consolidated Operations for the Nine Months Ended March 31, 2001 and 2000	5

Condensed Statements of Consolidated Operations for the Three Months Ended March 31, 2001 and 2000	6

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and 2000	7

Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended March 31, 2001	8

Notes to Condensed Consolidated Financial Statements	9-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20

PART II.
OTHER INFORMATION	21

EXHIBITS

INDEPENDENT AUDITORS' REPORT

To the Stockholders of   eSAFETYWORLD, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of of eSAFETYWORLD, Inc. as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows, and stockholders' equity a for the nine months and three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts. All information in these financial statement s is the representation of the management of eSAFETYWORLD, INC.

A review consists principal of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanies financial statements order for them to be in conformity with generally accepted accounting principles.

                                                                   /s/ EICHLER BERGSMAN & CO., LLP

New York, New York
May 11, 2001

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

March 31, 2001	June 30, 2000
(unaudited)

Current Assets:
Cash and cash equivalents	$3.502,703	$3,017,852
Certificate of deposit	719,710	2,000,000
Accounts receivable, less allowance of $3,000	658,329	97,109
Other current receivables and investments	26,520	16,907
Prepaid expenses and other	358,296	246,156

Total Current Assets	5,265,558	5,378,024

Property and Equipment, less accumulated depreciation of $17,436 and $171
269,110	101,117

Acquired Intangibles, less accumulated amortization of $ 167,205 and $82,662
998,577	1,021,979

Other Assets	372,832	8,000

Total Assets	$6,906,077	$6,509,120

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.
 CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2001	June 30, 2000
	(unaudited)

Current Liabilities:
Accounts payable and accrued expenses	$160,431	$45,801
Notes payable (secured by a certificate of deposit)	293,718	0
Total Current Liabilities	454,149	45,801

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	6,388,644	6,428,644
Retained earnings	60,284	31,675
Stockholders' Equity	6,451,928	6,463,319

Total Liabilities and Stockholders' Equity	$6,906,077	$6,509,120

See Notes to Condensed Consolidated Financial Statements.

                                            eSAFETYWORLD, Inc.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

2001	2000
Revenues	$860,192	$651,312
Cost of Revenues	567,529	385,494

Gross Profit	292,663	265,818

Expenses and Other:
Selling and administrative expenses	222,335	70,085
Amortization of intangibles	84,543	80,625
Other-net (principally interest)	(188,937)	(18,333)
Blue Marble World startup costs	139,113	0
Total Expenses and Other	257,054	132,377

Pretax Income	35,609	133,441

Income Taxes	7,000	26,600

Net Income	$28,609	$106,841

Basic Income per Share	$.01	$.05
Weighted average number of common and Common equivalent shares outstanding	3,000,000	2,115,273

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                                        (UNAUDITED)

2001	2000
Revenues	$374,152	$219,343
Cost of Revenues	254,066	116,484

Gross Profit	120,086	102,859

Expenses and Other:
Selling and administrative expenses	83,345	38,085
Amortization of intangibles	28,978	40,000
Other-net (principally interest)	(60,044)	(18,333)
Blue Marble World startup	96,289	0
Total Expenses and Other	148,568	59,752

Pretax Income (Loss)	(28,482)	43,107

Income Tax Benefit (Expense)	13,900	(7,009)

Net Income (Loss)	$(14,582)	$36,098

Basic Income (Loss) per Share	$ -	$.02.
Weighted average number of common and Common equivalent shares outstanding	3,000,000	2,406,593

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 and 2000
(UNAUDITED)

2001	2000

Cash flows from operating activities:
Net income	$28,609	$106,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101,807	80,625
Decrease in net operating assets	631,335	60,111
Net cash used by operations	761,751	247,577

Cash flows from investing activities:
Investment in Harbor Ridge Communications, Inc.	(345,360)
Purchase of software, equipment and intangibles	(185,258)	(696,293)
(530,618)	(696,393)

Cash flows from financing activities:
Borrowings	293,718	485,000
Repayment of debt	(400,000)
Loans made	(209,137)
Issuance of securities	6,439,613
Settlement of offering costs	(40,000)	-
Net cash provided by financing activities	253,718	6,315,476

Net increase (decrease) in cash	484,851	5,866,760
Cash and cash equivalents - beginning	3,017,852	0
Cash and cash equivalents - ending	$3,502,703	$5,866,760

                       See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance, June 30, 2000	3,000,000	$3,000	$6,428,644	$31,675	$6,463,319
Net Income	28,609	28,609
Adjustment for settlement of offering costs
-	(40,000)	-	(40,000)

Balance, March 31, 2001	3,000,000	$3,000	$6,388,644	$60,284	$6,451,928

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

The Company is engaged in the sale and distribution of industrial safety, cleanroom, laboratory supply and first aid products on the world wide web and through conventional use of catalogs and toll free telephone numbers. In September 2000, it announced that it had commenced providing consulting services to other companies. In December 2000 it established a subsidiary, Blue Marble World, Inc., to sell personal care, personal first aid, and nutrition products to independent distributors commencing in May 2001.

The accompanying interim condensed financial statements for the three and nine month periods ended March 31, 2001 and 2000 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting and financial reporting policies follows:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiary, Blue Marble World, Inc. (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation. Through March 31, 2001, Blue Marble World's operations were limited to start-up activities.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles included in the financial statements and the realizability of the common stock received by the Company from its consulting clients to satisfy obligations under consulting agreements.

Revenue Recognition -- Revenue for product sales is recognized in the period in which the product is shipped.

Revenue for consulting services is recognized on projects for which agreements exist and service has been performed. Costs associated with consulting projects-in-progress are deferred to the extent that such costs exceed billings or are incurred prior to billing. Anticipated losses on consulting projects will be recorded in the period in which the loss becomes known. Consulting clients have the option to satisfy the contract obligation by issuing stock. If stock is received, it will be recorded at their fair market values, which in most cases will be based on market quotations. Unrealized market value gains or losses will be charged to earnings if the securities are deemed to be held for short-term trading purposes. Otherwise, such unrealized gains and losses will be charged or credited to a separate component of shareholders' equity. Management will determine the appropriate classification of equity securities when such securities are received and will reevaluate such designations at each balance sheet date.

Advertising -- The Company charges advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs are charged to operations when mailed or distributed.

Basic Income Per Share -- Basic income per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets - Fixed assets consist of the following at March 31, 2001:

Website development costs	$188,138
Software	31,496
Database	54,300
Equipment	12,612

Total	286,546

Less - Accumulated depreciation	17,436

Net	$269,110

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

Intangibles - The assets acquired from Laminaire Corporation (see Note 4) consisted of customer and vendor lists and are included in the caption "Acquired Intangibles" in the accompanying Balance Sheet. Such amount is being amortized on the straight-line basis over ten years.

Blue Marble Startup Costs - The costs directly associated with the startup of a new subsidiary's business are charged to operations as incurred.

Statement of Cash Flows -- For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at March 31, 2001 approximates their market value.

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

At March 31, 2001, the Company has recorded a deferred tax benefit of $22,900 relating to the difference in the amortization period used to amortize the acquired intangibles for financial reporting purposes (ten years) and for income tax purposes (14 years).

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- ACQUISITION OF CERTAIN INTANGIBLE ASSETS

On August 11, 1999, the Company entered into an agreement under which it acquired certain intangible assets and rights of the distribution business of Laminaire Corporation for an adjusted purchase price, including expenses, of $1,211,000. The purchase price included 100,000 shares of its common stock. During the nine months ended March 31, 2001, the Company made additional payments under its guarantees and also incurred legal costs emanating from the Laminaire transaction. These charges amounted to $41,141 (included in the $1,211,000) and were charged to Acquired Intangibles. The Company may pursue legal action against Laminaire in connection with these and other matters although the likelihood of collection is very uncertain given that Laminaire has filed a petition in bankruptcy.

The total purchase price of $1,211,000 (which valued the 100,000 shares of the Company's common stock that were issued at the public offering price) was ascribed to "Acquired Intangibles" on the accompanying Balance Sheet.

The Company's President was also a Director of Laminaire Corporation. He did not participate in Laminaire's deliberations on the transaction described above. All of the Company's Directors voted affirmatively for the resolution authorizing the acquisition.

NOTE 4-- OTHER ASSETS

At March 31, 2001, Other Assets consisted principally investments in and loans to Harbor Ridge Communications, Inc. , an investor and public relations company, in the aggregate amount of $345,360. The terms of the transaction have not yet been finalized.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

Consulting and Employment Agreements

The Company has consulting agreements with four entities controlled by officers or directors and an employment agreement with another officer under which the Company will pay minimum annual consulting fees and salaries of $392,000, $415,000, and $417,000 in each of the three years in the period ended March 31, 2004. None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare. Each of these officers has devoted an average of more than 40 hours per week to the Company during the nine months ended March 31, 2001.

Rent

The Company is obligated under the terms of three short-term operating leases for office space which call for minimum monthly rentals of approximately $2,250.

NOTE 6 -- STOCKHOLDERS' EQUITY

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

Completion of Initial Public Offering

The Company completed an initial public offering on February 23, 2000 in which it sold 1,000,000 shares of its common stock for gross proceeds of $7,000,000 (and a net proceeds after all expenses of $5,721,604). As part of the Offering, it paid the Underwriter a fee equivalent to 13% of total proceeds as commission and an expense allowance and also paid $92,000 as a consulting fee. The Company also sold a warrant covering an aggregate of up to 100,000 shares of common stock exercisable at a price of $10.50 per share to the underwriter, for its own accounts,. The underwriter paid a price of $100 for the warrant. The underwriter is entitled to receive 100,000 shares if it exercises the warrant, commencing on the first anniversary of the date of this offering until the fifth anniversary of the date of this offering. The terms of the warrant require the Company to register the common stock for which the warrant is exercisable within one year from the date of the prospectus. This underwriter's warrant is not transferable by the warrant holders other than to officers and partners of the underwriter. The exercise price of the underwriter's warrant and the number of shares of common stock for which the warrant is exercisable are subject to adjustment to protect the warrant holders against dilution in specific events.

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

NOTE 7 -- BLUE MARBLE WORLD

The Company is considering distributing a portion of Blue Marble World's shares to its shareholders although a final decision has not yet been made. Blue Marble World has entered into two agreements with related parties:

Management Fee - Blue Marble World has agreed to pay a management fee to the Company under which it is obligated to pay $20,000 per month commencing April 1, 2001 plus 15% of revenues. The Company will provide general management, accounting, computer and web services, logistical and customer service functions on behalf of Blue Marble World. No other salary expenses will be paid to the Blue Marble World's officers who are also officers of the Company. The agreement covers ten years and automatically rolls over for an additional year at the end of each year. Rates to be paid are to be renegotiated on each contract anniversary date.

Both the Company and Blue Marble World have agreed to share information with each other, at no cost to the requesting party, for the following purposes, unless the sharing would be commercially detrimental:

Each party has agreed to maintain adequate internal accounting to allow the other party to satisfy its own reporting obligations and prepare its own financial statements.

Each party will retain records that may be beneficial to the other party for a specified period of time. If the records are going to be destroyed, the destroying party will give the other party an opportunity to retrieve all relevant information from the records.

Each party will do its best to provide the other party with personnel, directors, officers or agents who may be used as witnesses in legal proceedings.

If problems arise between Blue Marble World and the Company, such disagreement will be settled in an arbitration procedure.

Commissions - Blue Marble World has entered into a distributor contract with Blue Marble Base. Two of the Company's officers and directors control Blue Marble Base. Blue Marble World is obligated to pay Blue Marble Base a commission based upon its distributor compensation plan even if these two individuals are not associated with Blue Marble World in the future

NOTE 8 -- SUBSEQUENT EVENT

In April 2001, short-term investments consisted of a bridge loan in the principal amount of $100,000 to SwapIt, which was made at the recommendation of the Company's underwriter.

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

Operations

The Company had no revenue generating history prior to July 1, 1999. In August 1999, it acquired intangible assets consisting of customer and vendor lists from the Distribution Product Group of Laminaire Corporation. It completed an initial public offering of its common stock in February 2000. It devoted the period from August 1999 to late 2000 developing its business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing market tools and catalogues and establishing infrastructure. The Company adopted a very cautious approach in implementing its strategies because the experience of other smallcap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, the Company became more committed to a strategy that does not require a high level of fixed costs and which will not require major cash outlays to establish brand recognition.

During the fourth calendar quarter of 2000, the Company's analysis of market conditions as well as the capital markets made it obvious that it needed to augment its initial business focus in order to increase the likelihood of successfully achieving its business goals. As a result, it decided to take advantage of the existing core skills of its management team and expand into two new areas, personal care and nutrition products and business consulting. Neither of these areas require substantial capital commitments.

At March 31, 2001, the Company has three core business groups:

Critical Environment Products - The Company markets and distributes disposable industrial safety, laboratory and cleanroom products to companies having employees working in manufacturing, construction or critical environments and those employees being exposed to environmental hazards. The Company operates a Business-to-Business e-Commerce site over the Internet that will shortly expand its product offering to 30,000 products. Its e-Commerce Web site is located at www.esafetyworld.com. The Company also offers its customers a 360 degree ordering solution by making toll free numbers and catalogs available for customers who prefer traditional ordering methods.

During the latter part of 2000 and the first quarter of 2001, the Company modified its strategy so as to target small and medium sized- companies as well as academic and research institutions. These targeted customers have more flexible purchasing policies and systems and existing suppliers are less likely to reduce prices to retain business. The Company is exploring the possibility of further modifying its focus to emphasize a limited number of unique and "hi-tech" items rather than emphasizing a wide variety of products that are sold principally on the basis of price competition. This change is also being considered in light of delays in shipping caused by vendors reducing their inventory levels in response to declines in demand. In addition, several significant customer purchase orders were canceled because of capital expenditure or production cutbacks.

Consulting Program - The Company established a consulting program to assist companies to develop an effective business strategy and take advantage of financial, technological and general business opportunities. Fees due by these companies are generally payable in cash or stock, at the client's option. The Company currently intends to distribute a portion of any stock received from its clients to its shareholders after such shares become fully tradable. Two clients filed registration statements for this purpose in April 2001. These services are carried out or supervised by officers of the Company and do not detract from any of the Company's other core activities. It appears that revenues from this initiative may comprise a majority of the Company's revenues during the next 12 months, and the Company is considering expanding the resources devoted to this new endeavor.

Personal Care and Nutrition - In December 2000, the Company established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors will purchase products from the Company's website or by use of faxes or a toll-free telephone number. The Company has developed a family unique products and production techniques, developed an attractive distributor compensation plan and entered into agreement with a contract manufacturer and a fulfillment center. A substantial portion of the Company's resources during the three-months ended March 31, 2001 were to the development of a website, software, marketing materials and the final design of the distributor compensation plan These tasks are expected to be completed by June 30, 2001.

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

Other Initiatives - In early 2001, the Company started to take steps to move its website away from Apex Interactive to its own servers with complete backup capabilities in St. George, Utah in order to be able to:

Have access to a proprietary database that can be used for the website, catalogues and CD-ROMs;

Be able to increase the online customer service capabilities, add a message board and provide investor relation information on a timely and cost effective basis;

Be able to make timely changes and additions to the database without incurring significant incremental costs; and

Host websites designed for its consulting clients.

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

The conversion of the website location is expected to be completed in June 2001.

The Company has also increased its in house capabilities to print catalogues and marketing materials and create CD-ROMs.

Operating Considerations - The operating results for the period ended March 31, 2001 do not reflect any significant contribution from these infrastructure and operational initiatives, and the operating results for the quarter following March 31, 2001 are not likely to benefit significantly from these efforts. The costs associated with those undertakings, combined with the amortization requirements for acquired intangible costs, make it unlikely that the quarter ended June 30, 2001 will be profitable.

Operating Results.

The operations during the periods ended March 31, 2001 and 2000 are not comparable. All activities in the 2000 period involved delivering products to former Laminaire customers relating to orders that were generally very delinquent because of Laminaire's inability to get products from its vendors. Substantially all of these orders were nonrecurring. After the delivery of these products, the Company was unable to retain most of the customers involved because of their dissatisfaction with Laminaire or because they had already found other suppliers. In addition. Laminaire accepted orders for very small and partial shipments. The Company shipped those orders in 2000 but concluded that such orders did not fit into the Company's business model going forward because such shipments require the maintenance of substantial levels of inventory. The Company had no fulltime employees during most of the 2000 period and used the cash proceeds from sales to reduce its obligations to Laminaire.

Operating results for the nine months ended March 31, 2001 are as follows:

Revenues	$860,192
Cost of revenues	567,529
Gross profits	292,663
Selling and other	222,335
Profit before items set forth below	70,328
Amortization of intangibles	84,543
Other Income- net	(188,937)
Blue Marble World startup costs	139,113
Pretax income	$35,609

As indicated above, the Company devoted a substantial portion of its resources during the period ended March 31, 2001 on developing infrastructure and marketing initiatives. All of the sales in 2000 involved items associated with the acquired customer lists. Many of these items related to customers who were very dissatisfied with Laminaire and who, accordingly, had placed new blanket orders with other vendors. The Company was unable to retain many of these customers

The Company realized a higher than anticipated gross margin on sales in 2001 (approximately 36%) because of the initial impact of providing consulting services. This amount was negatively impacted by the Company's decision not to recognize income on a consulting engagement involving a client that began to experience serious business and financial uncertainties. The amount of gross profit that would have been realized on that contract would have been approximately $75,000 .

Amortization consists entirely of expenses relating to the acquired intangibles.

The Blue Marble World startup costs represent the costs directly associated with starting the operations of Blue Marble World, Inc., the Company's new subsidiary that will sell personal care products.

Other- net consists principally of interest income.

Liquidity and Capital Resources

The Company believes that the net proceeds of its initial public offering are sufficient to satisfy its working capital and business development requirements for at least 12 months. In addition, its emphasis on outsourcing means that its level of fixed costs is relatively low, less than $100,000 per month, and it has no material obligations or requirements for capital expenditures. At March 31, 2001, it had cash and certificates of deposit of approximately $4,222,413.

During the three months ended March 31, 2001, the Company made one investment:

Harbor Ridge Communications, Inc.  The Company has invested $345,360 in direct investments and loans to Harbor Ridge, a public relations firm specializing in services to emerging public companies. The terms of the investment have not yet been finalized. The Company believes that Harbor Ridge has an attractive business strategy. In addition, Harbor Ridge will perform services for each of the Company's consulting clients that become public companies. Two of the Company's officers have also made investments in Harbor Ridge.

The Company has no commitments for financing. It would seek sources of financing if it had the opportunity of completing an acquisition. No specific acquisition opportunity has been identified at this time or is being actively sought.

Seasonality

The demand for many of the Company's distribution products is seasonal. Its customers have a reduced demand for products in the summer and during December because many of its customers' employees take vacation, plants are often closed during a portion of that period and there is a general reduction of business activity in those months.

The Company does not yet have a basis to determine whether its consulting business will be seasonal.

New Accounting Pronouncements

To new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Emerging Issues Task Force or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

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

Subsequent Event

In April 2001 , the Company made one investment:

SwapIt  The Company made a bridge loan in the principal amount of $100,000 based on the strong recommendation of the Company's underwriter. The Company expects that the term of this investment will be less than one year.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Changes in Securities

See Condensed Consolidated Financial Statements

Item 3 Defaults on Senior Securities

None

Item 4 Submission of Matters to a Vote of Shareholders

None

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

9.26 Amended Agreement with EH Associates, LLC

9.27 Amended Agreement with JPJ, Inc.

9.28 Amended Agreement with CH Associates, LLC

9.29 Employment Agreement with James Brownfiel

There were no Reports on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eSAFETYWORLD, Inc. (Registrant)

                                                                            _/s/_Edward A,Heil
                                                                               Edward A. Heil
                                                                               President

                                                                              _/s/ R. Bret Jenkins
                                                                               R. Bret Jenkins
                                                                               Chief Financial Officer

Date: May __, 2001

                                             CONSULTING AGREEMENT

AGREEMENT made this 15th day of March, 2001, by and between CH Associates, LLC., a consulting firm domiciled in the State of Michigan hereinafter referred to as the "Consultant", and eSAFETYWORLD, Inc. whose principal place of business is located at in Bohemia, New York hereinafter referred to as "Company."

WHEREAS, the Company desires to engage the services of the Consultant to perform consulting services for the Company regarding as an independent contractor and not as an employee; and

WHEREAS, Consultant desires to consult with the Board of Directors, the officers of the Company, and the administrative staff, and to undertake for the Company consultation as to the direction of certain functions in said management of;

NOW, THEREFORE, it is agreed as follows:

10. Term. The respective duties and obligations of the contracting parties shall be for a period of five years commencing on April 1, 2001. This Agreement shall automatically renew for an additional year at each anniversary date, unless either party gives sixty (60) days written notice to the other party of his intent not to renew for an additional period.

11. Consultations. Consultant shall be available to consult with the Board of Directors, the officers of the Company, and the heads of the administrative staff, at reasonable times, concerning matters pertaining to the organization of the administrative staff, the fiscal policies of the Company, the relationship of the Company with its employees or with any organization representing its employees, and, in general, the important problems of concern in the business affairs of the Company. Consultant shall not represent the Company, its Board of Directors, its officers or any other members of the Company in any transactions or communications nor shall Consultant make claim to do so. It is understood that all substantive work performed by Consultant will be performed by or supervised by Claire Heil.

12. Liability. With regard to the services to be performed by the Consultant pursuant to the terms of this agreement, the Consultant shall not be liable to the Company, or to anyone who may claim any right due to any relationship with the Corporation, for any acts or omissions in the performance of services on the part of the Consultant or on the part of the agents or employees of the Consultant, except when said acts or omissions of the Consultant are due to willful misconduct or gross negligence. The Company shall hold the Consultant free and harmless from any obligations, costs, claims, judgments, attorneys' fees, and attachments arising from or growing out of the services rendered to the Company pursuant to the terms of this agreement or in any way connected with the rendering of services, except when the same shall arise due to the willful misconduct or gross negligence of the Consultant and the Consultant is adjudged to be guilty of willful misconduct or gross negligence by a court of competent jurisdiction.

13. Compensation. The Consultant shall receive compensation from the Company for the performance of the services to rendered to the Company pursuant to the terms of the agreement of not less than $70,000 per annum payable in biweekly installments. In addition, the Company shall reimburse the Consultant for any reasonable out of pocket expenses incurred by the Consultant pursuant to the terms of this agreement. Consultant shall be paid a bonus or success fee, as determined by the Board of Directors or the Compensation Committee thereof, for strategic acquisitions or mergers in which Consultant participates.

14. Arbitration. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance of the rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) shall be entered in any court having jurisdiction thereof. For that purpose, the parties hereto consent to the jurisdiction and venue of an appropriate court located in Suffolk County, State of New York. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled. In such event, no action shall be entertained by said court or any court of competent jurisdiction if filed more than one year subsequent to the date the cause(s) of action actually accrued regardless of whether damages were otherwise as of said time calculable.

IN WITNESS WHEREOF, the parties have hereunto executed this Agreement on the 15th day of March, 2001.

eSAFETYWORLD, Inc.

By:
CH Associates, LLC

By:

                                                 CONSULTING AGREEMENT

AGREEMENT made this 15th day of March, 2001, by and between CH Associates, LLC., a consulting firm domiciled in the State of Michigan hereinafter referred to as the "Consultant", and eSAFETYWORLD, Inc. whose principal place of business is located at in Bohemia, New York hereinafter referred to as "Company."

WHEREAS, the Company desires to engage the services of the Consultant to perform consulting services for the Company regarding as an independent contractor and not as an employee; and

WHEREAS, Consultant desires to consult with the Board of Directors, the officers of the Company, and the administrative staff, and to undertake for the Company consultation as to the direction of certain functions in said management of;

NOW, THEREFORE, it is agreed as follows:

10. Term. The respective duties and obligations of the contracting parties shall be for a period of five years commencing on April 1, 2001. This Agreement shall automatically renew for an additional year at each anniversary date, unless either party gives sixty (60) days written notice to the other party of his intent not to renew for an additional period.

11. Consultations. Consultant shall be available to consult with the Board of Directors, the officers of the Company, and the heads of the administrative staff, at reasonable times, concerning matters pertaining to the organization of the administrative staff, the fiscal policies of the Company, the relationship of the Company with its employees or with any organization representing its employees, and, in general, the important problems of concern in the business affairs of the Company. Consultant shall not represent the Company, its Board of Directors, its officers or any other members of the Company in any transactions or communications nor shall Consultant make claim to do so. It is understood that all substantive work performed by Consultant will be performed by or supervised by Claire Heil.

12. Liability. With regard to the services to be performed by the Consultant pursuant to the terms of this agreement, the Consultant shall not be liable to the Company, or to anyone who may claim any right due to any relationship with the Corporation, for any acts or omissions in the performance of services on the part of the Consultant or on the part of the agents or employees of the Consultant, except when said acts or omissions of the Consultant are due to willful misconduct or gross negligence. The Company shall hold the Consultant free and harmless from any obligations, costs, claims, judgments, attorneys' fees, and attachments arising from or growing out of the services rendered to the Company pursuant to the terms of this agreement or in any way connected with the rendering of services, except when the same shall arise due to the willful misconduct or gross negligence of the Consultant and the Consultant is adjudged to be guilty of willful misconduct or gross negligence by a court of competent jurisdiction.

13. Compensation. The Consultant shall receive compensation from the Company for the performance of the services to rendered to the Company pursuant to the terms of the agreement of not less than $70,000 per annum payable in biweekly installments. In addition, the Company shall reimburse the Consultant for any reasonable out of pocket expenses incurred by the Consultant pursuant to the terms of this agreement. Consultant shall be paid a bonus or success fee, as determined by the Board of Directors or the Compensation Committee thereof, for strategic acquisitions or mergers in which Consultant participates.

14. Arbitration. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance of the rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) shall be entered in any court having jurisdiction thereof. For that purpose, the parties hereto consent to the jurisdiction and venue of an appropriate court located in Suffolk County, State of New York. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled. In such event, no action shall be entertained by said court or any court of competent jurisdiction if filed more than one year subsequent to the date the cause(s) of action actually accrued regardless of whether damages were otherwise as of said time calculable.

IN WITNESS WHEREOF, the parties have hereunto executed this Agreement on the 15th day of March, 2001.

eSAFETYWORLD, Inc.

By:

CH Associates, LLC

By:

                                                         CONSULTING AGREEMENT

AGREEMENT made this 15th day of March, 2001, by and between EH Associates, LLC, a consulting firm domiciled in the State of New York hereinafter referred to as the "Consultant", and eSAFETYWORLD, Inc. whose principal place of business is located at in Bohemia, New York hereinafter referred to as "Company."

WHEREAS, the Company desires to engage the services of the Consultant to perform consulting services for the Company regarding as an independent contractor and not as an employee; and

WHEREAS, Consultant desires to consult with the Board of Directors, the officers of the Company, and the administrative staff, and to undertake for the Company consultation as to the direction of certain functions in said management of;

NOW, THEREFORE, it is agreed as follows:

10. Term. The respective duties and obligations of the contracting parties shall be for a period of five years commencing on April 1, 2001. This Agreement shall automatically rollover each year on the anniversary date, unless either party gives sixty (60) days written notice to the other party of his intent not to renew for an additional period.

11. Consultations. Consultant shall be available to consult with the Board of Directors, the officers of the Company, and the heads of the administrative staff, at reasonable times, concerning matters pertaining to the organization of the administrative staff, the fiscal policies of the Company, the relationship of the Company with its employees or with any organization representing its employees, and, in general, the important problems of concern in the business affairs of the Company. Consultant shall not represent the Company, its Board of Directors, its officers or any other members of the Company in any transactions or communications nor shall Consultant make claim to do so.

12. Liability. With regard to the services to be performed by the Consultant pursuant to the terms of this agreement, the Consultant shall not be liable to the Company, or to anyone who may claim any right due to any relationship with the Corporation, for any acts or omissions in the performance of services on the part of the Consultant or on the part of the agents or employees of the Consultant, except when said acts or omissions of the Consultant are due to willful misconduct or gross negligence. The Company shall hold the Consultant free and harmless from any obligations, costs, claims, judgments, attorneys' fees, and attachments arising from or growing out of the services rendered to the Company pursuant to the terms of this agreement or in any way connected with the rendering of services, except when the same shall arise due to the willful misconduct or gross negligence of the Consultant and the Consultant is adjudged to be guilty of willful misconduct or gross negligence by a court of competent jurisdiction.

13. Compensation. The Consultant shall receive compensation from the Company for the performance of the services to rendered to the Company pursuant to the terms of the agreement of not less than $150,000 per year during Year 1, $150,000 during Year 2 and $170,000 in Year 3 and thereafter payable in biweekly instalments. In addition, the Company shall reimburse the Consultant for any reasonable out of pocket expenses incurred by the Consultant pursuant to the terms of this agreement. Consultant shall be paid a bonus or success fee, as determined by the Board of Directors or the Compensation Committee thereof, for strategic acquisitions or mergers in which Consultant participates. The compensation set forth in this Agreement shall be adjusted if Consultant consistently devotes more than five business days a month to serving the Company.

14. Arbitration. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance of the rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) shall be entered in any court having jurisdiction thereof. For that purpose, the parties hereto consent to the jurisdiction and venue of an appropriate court located in Suffolk County, State of New York. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled. In such event, no action shall be entertained by said court or any court of competent jurisdiction if filed more than one year subsequent to the date the cause(s) of action actually accrued regardless of whether damages were otherwise as of said time calculable.

IN WITNESS WHEREOF, the parties have hereunto executed this Agreement on the 15th day of March, 2001.

ESAFETYWORLD, Inc,

By:

EH Associates

By:

                                                     CONSULTING AGREEMENT

AGREEMENT made this 15th day of March, 2001, by and between JPJ, Inc., a consulting firm domiciled in the State of Utah hereinafter referred to as the "Consultant", and eSAFETYWORLD, Inc. whose principal place of business is located at in Bohemia, New York hereinafter referred to as "Company."

WHEREAS, the Company desires to engage the services of the Consultant to perform consulting services for the Company regarding as an independent contractor and not as an employee; and

WHEREAS, Consultant desires to consult with the Board of Directors, the officers of the Company, and the administrative staff, and to undertake for the Company consultation as to the direction of certain functions in said management of;

NOW, THEREFORE, it is agreed as follows:

10. Term. The respective duties and obligations of the contracting parties shall be for a period of five years commencing on April 1, 2001. This Agreement shall automatically renew for an additional year at each anniversary date, unless either party gives sixty (60) days written notice to the other party of his intent not to renew for an additional period.

11. Consultations. Consultant shall be available to consult with the Board of Directors, the officers of the Company, and the heads of the administrative staff, at reasonable times, concerning matters pertaining to the organization of the administrative staff, the fiscal policies of the Company, the relationship of the Company with its employees or with any organization representing its employees, and, in general, the important problems of concern in the business affairs of the Company. Consultant shall not represent the Company, its Board of Directors, its officers or any other members of the Company in any transactions or communications nor shall Consultant make claim to do so. It is understood that all substantive work performed by Consultant will be performed by or supervised by R. Bret Jenkins.

12. Liability. With regard to the services to be performed by the Consultant pursuant to the terms of this agreement, the Consultant shall not be liable to the Company, or to anyone who may claim any right due to any relationship with the Corporation, for any acts or omissions in the performance of services on the part of the Consultant or on the part of the agents or employees of the Consultant, except when said acts or omissions of the Consultant are due to willful misconduct or gross negligence. The Company shall hold the Consultant free and harmless from any obligations, costs, claims, judgments, attorneys' fees, and attachments arising from or growing out of the services rendered to the Company pursuant to the terms of this agreement or in any way connected with the rendering of services, except when the same shall arise due to the willful misconduct or gross negligence of the Consultant and the Consultant is adjudged to be guilty of willful misconduct or gross negligence by a court of competent jurisdiction.

13. Compensation. The Consultant shall receive compensation from the Company for the performance of the services to rendered to the Company pursuant to the terms of the agreement of not less than $120,000 per annum payable in biweekly instalments. In addition, the Company shall reimburse the Consultant for any reasonable out of pocket expenses incurred by the Consultant pursuant to the terms of this agreement. Consultant shall be paid a bonus or success fee, as determined by the Board of Directors or the Compensation Committee thereof, for strategic acquisitions or mergers in which Consultant participates.

14. Arbitration. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance of the rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) shall be entered in any court having jurisdiction thereof. For that purpose, the parties hereto consent to the jurisdiction and venue of an appropriate court located in Suffolk County, State of New York. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled. In such event, no action shall be entertained by said court or any court of competent jurisdiction if filed more than one year subsequent to the date the cause(s) of action actually accrued regardless of whether damages were otherwise as of said time calculable.

IN WITNESS WHEREOF, the parties have hereunto executed this Agreement on the 15th day of March, 2001.

eSAFETYWORLD, Inc.:

By:

JPJ, Inc.:

By:

                                                     EMPLOYMENT AGREEMENT

THIS AGREEMENT is made and entered into this 15st day of March, 2001, by and between eSAFETYWORLD, Inc., having its principal place of business in Bohemia, NY, hereinafter referred to as the "Employer", and James Brownfiel, hereinafter referred to as the "Employee."

10. Employment. The Employer hereby agrees to employ the Employee in the capacity of chief operating officer of the Employer with responsibilities as determined from time to time by the Chief Executive Officer or Board of Directors upon the terms and conditions set out herein.

11. Term. The term of this Agreement shall begin on April 1, 2001, and shall terminate five years from such date. This Agreement shall automatically renew for an additional year each year thereafter, unless either party gives sixty (60) days written notice to the other party of his intent not to renew for an additional period.

12. Compensation. The Employer shall pay the Employee, as compensation for the services rendered by the Employee, an annual salary of not less than $100,000 during the first 12 months and $120,000 during the second twelvemonth and $130,000 thereafter, payable every two weeks. Salary payments shall be subject to withholding and other applicable taxes. Employer shall provide Employee with a medical insurance plan.

13. Expenses The Company will provide Employee with a suitable automobile or shall, in lieu of being furnished with a Company automobile, receive a monthly automobile allowance of not less than $350.00. The Company shall also reimburse Employee for all reasonable and necessary expenses incurred in carrying out his duties under this Agreement. Employee shall present to the Company from time to time an itemized account of such expenses in any form required by the Corporation. Such expenses shall be subject to review by the Audit Committee of the Board of Directors.

14. Duties. The Employee shall perform, for the Employer, the duties as defined by the Board of Directors.

15. Extent of Services. The Employee shall devote not less than 90 percent of his time, attention, and energies to the Employer's business and shall not, during the term of this Agreement, be engaged in any other business activity, whether or not such business activity is pursued for gain, profit, or other pecuniary advantage. The Employee further agrees that he will perform all of the duties assigned to him to the best of his ability and in a manner satisfactory to the Employer, that he will truthfully and accurately maintain all records, preserve all such records, and make all such reports as the Employer may require; that he will fully account for all money and all of the property of the Employer of which he may have custody and will pay over and deliver the same whenever and however he may be directed to do so.

16. Notices. Any notice required or desired to be given under this Agreement shall be given in writing, sent by certified mail, return receipt requested, to his residence in the case of the Employee, or to its principal place of business, in the case of the Employer.

17. Waiver of Breach. The waiver by the employer of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by the Employer.

18. Assignment. The Employee acknowledges that the services to be rendered by him are unique and personal. Accordingly, the Employee may not assign any of his rights or delegate any of his duties or obligations under this Agreement. The rights and obligations of the Employer under this Agreement shall inure to the benefit of and shall be binding upon the successors and assigns of the Employer.

19. Death during Employment. If the Employee dies during the term of employment, the Employer shall pay to the estate of the Employee one full month of compensation which would otherwise be payable to the Employee if the Employee were alive. In addition, the Employer shall allow the Estate of the Employee to maintain the ownership of any interest the Employee had in any and all distributorships.

20. Vacations. The Employee shall be entitled each year to vacation and personal leave suitable and appropriate to his position. During this time his compensation shall be paid in full.

21. Termination by Employee. The Employee may not terminate this Agreement without cause. This Agreement and the employment of the Employee may be terminated by either party with stated cause upon 30 days' written notice given by either party to the other within 12 months from the date of commencement of employment hereunder, or upon 90 days' written notice with stated cause thereafter. Termination for cause shall include, but not necessarily be limited to (i) Employee's failure, refusal or inability to perform satisfactorily the services required of him by the Board of Directors; (ii) Employee's commitment of an offense of moral turpitude or offense under federal, state or local laws; and (iii) commission by Employee of an act of disloyalty against the Corporation or the violation by Employee of any provision of this Agreement.

22. Entire Agreement. This Agreement contains the entire understanding of the parties. It may be changed only by an Agreement in writing, signed by the parties hereto.

23. Governing Law. This agreement, and all transactions contemplated hereby, shall be governed by, construed and enforced in accordance with the laws of the State of New York. The parties herein waive trial by jury and agree to submit to the personal jurisdiction and venue of a court of subject matter jurisdiction located in Suffolk County, State of New York. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled. In such event, no action shall be entertained by said court or any court of competent jurisdiction if filed more than one year subsequent to the date the cause(s) of action actually accrued regardless of whether damages were otherwise as of said time calculable.

24. Indemnity. The Employer shall indemnify the Employee and hold him harmless for any acts or decisions made by him in good faith while performing services for the Employer and will use its best efforts to obtain coverage for the Employee under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers, and/or employees of the Employer against lawsuits. Employer shall pay all expenses, including attorney's fees, actually and necessarily incurred by the Employee in connection with any appeal thereon, including the cost of court settlements.

25. Working Facilities. The Employee shall be provided such facilities and services as are suitable to his position and appropriate for the performance of his duties.

26. Contractual Procedures. Unless specifically disallowed by law, should litigation arise hereunder, service of process therefor may be obtained through certified mail, return receipt requested; the parties hereto waiving any and all rights they may have to object to the method by which service was perfected.

eSAFETYWORLD, Inc.

By: James Brownfield
Its: