Form 10KSB
period 2001-06-30
ESAFETYWORLD INC
filed 2001-10-29
CIK 1094012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-29511

                               eSAFETYWORLD, Inc.
                  (Exact name of small business in its charter)

         Nevada                                          11-3496415
(State or of incorporation)                 (I.R.S. Employer Identification No.)

     80 Orville Drive, Bohemia, NY
(Address of principal executive offices)

  11716
(Zip Code)

Issuer's telephone number, including area code: 631-244-1454

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001


                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____  No __X_

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $384,975. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $1,080,000 computed by reference to the last sale price at which the stock was sold on September 17, 2001 as reported by NASDAQ. As of June 30, 2001, 3,000,000 shares of common stock were outstanding.

                                     PART I


Item 1 -- BUSINESS

Introduction

     eSAFETYWORLD, Inc. was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed our name to eSAFETYWORLD, Inc. in August 1999. We completed a public offering of 1,000,000 shares of our common stock in February 2000 resulting in net proceeds of approximately $5,681,644. In April 2000, we moved to 80 Orville Drive, Bohemia, NY 11716. Our telephone number is 631-244-1454. After obtaining the necessary approvals, we will be changing our name to Accixx, Inc. to reflect the recent developments affecting our business and focus.

     We conducted no material operations between July 1997 and August 1999, other than to develop a business plan and strategy. The SL Group had no operations but was used by our founders to establish the business of eSAFETYWORLD safety product business. Our officers and directors decided to develop an e-commerce business to sell disposable safety garments and equipment. In August 1999, we acquired intangible assets, including customer and vendor lists, from the distribution division of Laminaire Corporation. The adjusted purchase price consisted of 100,000 shares of our common stock and notes payable in the aggregate principal amount of $400,000. The notes payable bore interest at eight percent per annum and were payable in quarterly installments. We had the right to offset the principal amount of a $102,000 demand note that we made to Laminaire, in whole or in part, against any obligation due by us to Laminaire under these note agreements. In addition, we had the right to offset any amounts paid by us to vendors or others on behalf of and at the request of Laminaire. During the period August 1999 through March 2000, we operated the business related to the acquired customer lists substantially the same way as Laminaire did except that we arranged for our vendors to ship products directly to our customers. We paid administrative fees of $48,000 to Laminaire during that period. Thereafter, we had no further arrangements with Laminaire.

     The notes payable to Laminaire were fully satisfied by March 31, 2000. We believe that we have several causes of action against Laminaire relating to the purchase of the intangible assets, but Laminaire's financial condition makes it unlikely that we would have any reasonable likelihood of collecting a judgment.

     During the period March through June 2000, most of our resources were devoted to the design and completion of our principal catalogue and CD-ROM, as well as the redesign of our website. During the latter part of 2000 and the first quarter of 2001, we modified our e-business strategy to target small and medium sized-companies as well as academic and research institutions. We believe these targeted customers have more flexible purchasing policies and systems and existing suppliers are less likely to reduce prices to retain business. We also explored the possibility of further modifying our focus to emphasize a limited number of unique and "hi-tech" items rather than emphasizing a wide variety of products that are sold principally on the basis of price competition. This change is also being considered in light of delays in shipping caused by vendors reducing their inventory levels in response to declines in demand. In addition, several significant customer purchase orders were canceled because of capital expenditure or production cutbacks.

Consulting Program

     In September 2000, we established a consulting program to assist companies to develop an effective business strategy and take advantage of general business opportunities. Fees due by these clients are generally payable in cash or stock, at the client's option. We may consider distributing stock received from our clients to our shareholders as a dividend after such shares are registered by such client with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, although we are not committed or obligated to make such distributions. We believe that revenues from this initiative are likely to comprise a significant portion of our revenues during the next 12 months, although there is no assurance that this will be the case. We are expanding the resources devoted to this new endeavor.

     Our available services generally consist of:

     o    strategic planning and management consulting,

     o    accounting services,

     o    website development and hosting, and

     o    e-business and technology services.

Specifically, we work with small companies to assist them in developing a strategic and financial plan that assists them in identifying and concentrating on those business areas that offer them the greatest possibility of success given their availability of financial and capital resources. We also help them to design and develop financial reporting systems, and are available to consult with them regarding their Internet websites and e-business strategies. In certain cases, we also provide administrative support, and similar services. Finally, we are available to assist clients in preparing written business plans and similar reports and presentations.

     We generally offer consulting clients the option of paying for our services in cash or by issuing shares of their common stock. The typical engagement fee is $200,000 to $300,000 and has a term of 12 to 18 months. We anticipate that most engagements will be satisfied by the issuance of shares by the client rather than cash, although no assurances can be given in that regard. We reserve the right to distribute all or a portion of shares received from our clients to our shareholders in the form of a dividend, but we are not obligated to do so. Our standard engagement agreement requires the client to register shares prior to issuance to us. At September 30, 2001, three clients have filed registration statements to register shares issuable to us in satisfaction of fees.

     Because of our role in the dividend distributions, during the fourth quarter of fiscal 2001, we concluded that we are likely a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act. Accordingly, we will comply with the prospectus delivery requirements that would apply to a statutory underwriter in connection with the distribution of client shares to our stockholders. Further, we acknowledge to our clients that we are familiar with the anti-manipulation rules of the SEC, including Regulation M under the Securities Exchange Act of 1934. These rules may apply to sales by us in the market, following the creation of a public market for client shares, if such a market ever develops.

     With certain exceptions, Regulation M prohibits any selling stockholder, any affiliated purchasers and any broker-dealer or other person who participates in an applicable distribution from bidding for or purchasing, or attempting to induce any person to bid for or purchase, any security which is the subject of the distribution until the entire distribution is complete. Regulation M also prohibits any bids or purchases made in order to stabilize the price of a security in connection with the distribution of that security. The foregoing restrictions may affect the marketability of client shares that we own.


     We have not significantly marketed our consulting services as yet. All of our engagements have been referrals based on our management's contacts. In the future, we intend to market our services to attorneys, accountants and other professionals who provide services to emerging businesses. We are also establishing a website for our consulting services operations at www.accixx.com

     We outsource certain service requirements. In the future, we may outsource some of those requirements to firms that are or were related to some of our officers and directors. Any arrangements that we make with related parties will, in our judgement, be on terms no less favorable to us than would be available from unrelated parties.

Competition - Competition in the consulting industry is intense and many of our competitors have greater financial resources than do we. We expect that competition will come from a wide variety of professional accounting and consulting firms as well as consulting services offered by venture firms, incubators, investment banks and others. We intend to compete based on the reputations and contacts of our management and the competent and creative approach to services that we offer. We also are prepared to accept shares of clients' common stock to satisfy our fees. We believe that the ability of a client to receive services without having to pay cash fees gives us a significant marketing advantage with many emerging companies. In addition, we believe that our management team has a wide breadth of expertise for such a small group in that we believe that we offer the expertise of persons with major national firm experience combined with the hands on approach of a local firm.

     No  assurances  can  be  given  that  our  competitive   strategy  will  be
successful.

Personal Care and Nutrition

     In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors are expected to purchase products from Blue Marble World's website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques which we believe are distinctive, developed a distributor compensation plan and entered into arrangements with a contract manufacturer and a fulfillment center. A substantial portion of our resources during the six-months ended June 30, 2001 was devoted to the development of products, a website, software associated with our distributor compensation program, marketing materials and the final design of the distributor compensation plan. These tasks are expected to be completed in late 2001 or early 2002.

     Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in June 2001 pursuant to a plan to distribute approximately 81% of Blue Marble World's stock to our shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying consolidated financial statements.

Safety Products

Recent developments - During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with other suppliers. Our order flow declined significantly during the quarter ended June 30, 2001. In addition, orders aggregating approximately $300,000 received previously were cancelled or deferred indefinitely.

     The foregoing developments, combined with the early success of our consulting initiatives, have resulted in our ongoing reassessment of the Safety Products Business. We are currently exploring our strategic options and have not come to any conclusion. Our options being considered are:

     o    Emphasize a limited number of high technology or specialty products;

     o    Spin the safety product business off as a separate company;

     o Merge the safety product business with a larger business in need of a e-business or distribution strategy (in which case the other entity might manage the combined businesses); or

     o Continue the business without committing significant financial and other resources that can best be used expanding the consulting business.

     Unless one or more of our products becomes highly successful, we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current slack demand.

     During the first quarter of fiscal 2002, we introduced the first product under our high technology and specialty products plan. This product, which is designed to help protect corporate mailrooms as well as the home is our patent pending MailSafe Containment Chamber. It allows an individual to open mail or standard size overnight packages in a confined airtight environment. MailSafe is air tight by design and testing and allows the operator to view the envelope or package in safety from airborne material release. We have applied for a provisional patent on our MailSafe Containment Chamber product. We subsequently have been informed by Seavisions of South Florida, Inc. that it claims to have filed for patent protection for a similar product before we did. Based on the advice of our patent counsel, we believe that our application for a provisional patent should be granted; however, no assurance can be given in this regard.

     MailSafe is a portable boxlike chamber that is based on a new use of technology and materials used in laboratories to protect scientists from environmental hazards. The initial version is expected to be 32" x 20" x 18" in dimension. In the future, depending on demand, we anticipate making much larger Containment Chambers for large mailrooms and smaller ones for home use. The initial size is intended to accommodate routine business envelopes and standard overnight deliveries. There may be additional uses for this technology not currently contemplated by us.

     The MailSafe Containment Chamber is made from 1/2" polycarbonate plastic with a hinged top to provide ease of access. The lid has a gasket that will produce an air tight seal when closed. The top, front and back of the MailSafe Containment Chamber is clear to enable a user to see in the chamber. The sides and bottom are mirror black finish or opaque so that a powdery substance can be more easily seen.

     The front of the MailSafe Containment Chamber contains two glove ports spaced comfortably apart for ease of operator use. These gloves are connected to the chamber through airtight flanges. The gloves are made of rubber which maximizes dexterity and flexibility.

     The MailSafe Containment Chamber includes a self-sealing test port for insertion by appropriate authorities of a culture syringe.

     We expect that each production unit will be pressure tested to ensure that the unit and its seals are air tight. Testing consists of pressurizing a unit to approximately 3.5 inches water column and analyzing it for 10 minutes to see if a pressure drop occurs. If there is no pressure drop, the unit is considered to be air tight. If there is a pressure drop, no matter how small, the unit will be rejected. The Company has not tested the system using anthrax or any other biological contaminant. However, we intend to test units on a random basis using gases. The purpose of ensuring that a unit is air tight is to minimize the likelihood that biological agents can escape. To date, the air tight testing has only been conducted on prototypes of the MailSafe Containment Chamber.

     We believe that the MailSafe Containment Chamber is simple to use and durable. Users simply place unopened mail in the chamber, close the lid and then use the built in protective gloves to open the mail. If they do not see any unusual material or substance after the mail is opened, they simply open the lid and remove the mail. If they detect anything that appears unusual, they leave the unit closed and locked and notify appropriate authorities. The key to MailSafe is that mail is opened in an air tight compartment. As long as the air tight seal is maintained, the contents of the compartment is not released.

     We are not aware of any formal technical certification standards for MailSafe and, accordingly, MailSafe has received no formal certifications from any governmental or regulatory agencies or commercial testing services. We have not conducted any in-house technical studies or testing other than ensuring the chambers are airtight.

     The units are manufactured by a contract manufacturer and are designed to sell at prices ranging from $500 to $950.

     There is no way that we can predict the likely demand for the MailSafe Containment Chamber or our ability to satisfy that demand. We do not have the financial resources to conduct a broad based marketing campaign for MailSafe and would consider a strategic alliance with a national distributor. No discussions or negotiations are currently underway with any such potential strategic partner and no assurances can be given that we will be successful in making any such an arrangement.

General Business Approach - We have developed a 360 degree distribution and selling system, incorporating elements of a traditional distribution business using catalogs, independent sales representatives and telemarketing with a business-to-business e-commerce site on the world wide web. Our initial business model was based on the following assumptions:


     o The targeted industry segment is large and being serviced by a significant number of entrants. The annual United States market for industrial safety products that we sell is estimated to be in excess of $10 billion by R.K. Miller, P.C. Walker and

          C.E. Purcell in their book, Occupational Safety and Industrial Hygiene Market, published in 1998.

     o Based upon our conversations with industry participants, a significant part of the selling effort in these segments takes place through the distribution of catalogs and brochures. Our principal premise is that sales and orders placed through the Internet offer an ideal replacement for traditional catalogs.

     o The timeframe for a transition from traditional purchasing methods to the use of the Internet will vary from company to company. Therefore, it is prudent for us to offer a complete buying solution that meets the needs of as many potential customers as possible.

     Our business model is designed to take advantage of the Internet as a selling medium. We believe that the Internet offers significant potential long-term opportunities in the areas of e-commerce, including the ability to reach a large potential market without the need for substantial advertising expenditures. The ability to reach a worldwide market means that even a small degree of penetration can result in a high level of sales revenue. We believe that the keys needed to succeed in e-commerce include:

     o    Having user friendly software;

     o Using a business model that does not require significant amounts of development costs or working capital; and

     o Developing a methodology for encouraging potential customers to visit the website without incurring unreasonable advertising and marketing costs.

          Our strategic plan is to:

     o Become a factor in the marketplace by becoming the Internet seller for a wide array of available products. We want to become the one-stop Internet independent sales representative for the industries that we serve and will serve; and

     o Utilize and modify existing technology in an effective, user friendly way.

     Our website is located at www.esafetyworld.com and initially became operational in November 1999. The site was redesigned during the period March through June 2000 and opened in its current form in the summer of 2000. The website currently has more than 15,000 SKUs. Customers who do not use the website can continue to order via toll free telephone numbers or by fax.

     We believe that disposable industrial safety and critical environment products that are sold through traditional printed catalogues and brochures are suited for sale on the Internet because:

     o Products bought through catalogues are purchased by people who do not need to "touch" or "feel" the product prior to purchase;

     o E-commerce can make purchasing easier and quicker than filling out forms in a catalogue or brochure or calling a toll-free telephone number; and

     o E-commerce can provide more information and update information more quickly than can distributors of catalogues.

     We also believe that fixed costs must be kept to a minimum in order to maximize operating efficiency. A principal advantage of using the Internet as a selling vehicle is the ability to avoid incurring significant fixed costs. The key element of this strategy is to:

     o    minimize or eliminate inventory holding costs;

     o minimize the need for expensive advertising campaigns by selecting market niches that can be reached through trade shows and less expensive forms of marketing; and

     o    outsource services wherever possible.

     Keeping fixed costs to a minimum is achievable if fulfillment supply contracts are negotiated with vendors to perform all or most fulfillment functions. We have entered into written or oral agreements with key vendors that give us access to more than 20,000 products. These vendors arrange for shipment and generally accommodate small or limited orders. In some instances, we pay premiums for products, particularly if order quantities are small. We do not include products on our site if the associated vendors will not perform fulfillment functions. We believe that this strategy may result in some lost sales. However, we also believe that the strategy offers the best means of achieving the potential high degree of operating leverage afforded by Internet commerce.

   Risks associated with our initial strategy include:

     o an evolving business model based on using existing Internet and software technologies to establish e-commerce businesses in specific market niches;

     o    ability to maintain and expand a customer base;

     o    ability to manage working capital and product return risks;

     o    the need to manage growth and changing operations;

     o    the  need  to  continue   to  develop   and   upgrade   our   website,
          transaction-processing systems and infrastructure;

     o    ability  to  scale  our  systems  and   fulfillment   capabilities  to
          accommodate growth;

     o    ability to access and obtain  additional  capital when or if required;
          and

     o dependence on the reliability and growing use of the Internet for commerce and communication and on general economic conditions.

Market Niches and Background - The market for industrial safety products has increased substantially in the past twenty-five years. In 1970, Congress enacted the Occupational Safety and Health Act or "OSHA," which requires employers to supply protective clothing in some work environments. At about the same time, Dupont developed Tyvek(TM) which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the expansion of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to particular contaminants, including asbestos and hydro-carbons known as "PCBs."

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

     We initially identified two initial market niches:

Industrial safety and hazardous worksites--We sell products to "end users," that are involved in manufacturing and construction. Use of these products has in large part resulted from the adoption of OSHA and other governmental safety standards and the awareness of industry and the general public for the need to provide worker protection against hazardous materials contained in industrial facilities, schools and buildings.

     These products include coveralls, shirts, pants, headwear, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items, as well as industrial first aid kits and products.

Research laboratories and controlled environment facilities--Controlled environment facilities are one of the most effective approaches to achieving a contamination controlled environment. A controlled environment facility is a specially designed area in which particulate presence and environmental conditions are carefully maintained. Controlled environment facilities are used for product manufacture and assembly, testing, research and development, packaging, aseptic processing and to perform medical/surgical procedures.
Controlled environment facilities are generally operated and maintained under strict procedures to minimize the risk of introducing foreign particles. The greatest demand for controlled environment products and services has been and continues to be in the manufacture and assembly of products based on modern technology. The
semiconductor   market  is  the  largest   market  for  clean  rooms  and  other
contamination control products, as integrated circuits can be rendered ineffective by minute particles, undetectable to the human eye, and must be discarded.

     Most colleges and universities, as well as many companies maintain research laboratories that require similar products as are required by controlled environment facilities.

     We offer for sale a large variety of disposable items, including hats, coats, boots and gloves and general laboratory supply items, that are used in laboratories and critical environment facilities. We have also designed a series of workstations, work benches, air showers and other accessories used in controlled environment facilities. These items are manufactured to our specifications by third party contractors. The demand for these manufactured products fell significantly during the quarter ended June 30, 2001.

Marketing - Our business plan was designed to offer customers a complete 360 degree buying and customer service solution. Specifically, we provide an ordering methodology that fits the needs and preferences of many types of customers or potential customers. In addition, each selling effort is designed to encourage customers to use or become familiar with our e-commerce site and our related sales and customer service capabilities.

     o Catalogues and CD-ROMs - We distribute traditional catalogues to the purchasing agents of customers as well as to selected targeted customers and contacts made at tradeshows. We also distribute CD-ROMS that contain the same information as our catalogue and includes a hot link to our website. Printed catalogues remain an effective means of making initial contact with customers as well as increasing our name recognition among prospective customers. All catalogues and printed material set forth our website address as well as our toll free telephone number.

     o    Telemarketing -  Telemarketing  serves as an effective and inexpensive
          means  of  getting  our  name  known  and  a  method  of   identifying
          prospective customers to receive our catalogs and CD-ROMs.

     o Tradeshows - We attend targeted trade shows or conventions to exhibit our products and capabilities. We distribute our printed materials and CD-ROMs as well as collect the business cards and email addresses of attendees. We follow-up with attendees via telephone, fax and email.

     o Email and Fax Notices - We send out faxes and email to selected prospective customers to advise them of sales or other pertinent information.

Customer Service - We believe that a high level of customer service and support is critical to retaining and expanding our customer base and encouraging repeat purchases. A customer service representative is available five days a week to provide customer assistance via e-mail or telephone. Customer service representatives handle questions about orders, assist customers in finding desired products and register customers' credit card information over the telephone and respond to questions on our real time messaging system on our website.

Order Fulfillment and Vendors - A significant element of our strategic plan involves entering into agreements with vendors under which the vendors drop ship products directly to our customers. Drop shipment eliminates our requirements to maintain and store inventory. Our understanding with all of our principal vendors calls for these vendors to drop ship products directly to our customers. Products are purchased using purchase orders or verbal agreements. No long-term supply agreements, including obligations to purchase inventory, exist. None of our arrangements is on a commission or contingency basis. In every case, we are billed by our vendor based on standard industry or negotiated terms and, in turn, bill our customers in the same way. Our failure to collect from our customers in no way alleviates or reduces our obligation to our vendors. There can be no assurances that we will continue to be successful in negotiating these arrangements with vendors.

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

Competition - We believe that there are hundreds of competitors selling products that are similar to those sold by us based on listings in industry catalogs, including the Thomas Register. The National Safety Council, a trade organization of manufacturers and distributors, has over 15,000 members. The most significant national competitor is Grainger Inc., a distributor of industrial safety products, which distributes through stores, catalogues and a website. There are also significant competitors in each other product niche in which we participate. Many of our other competitors are regional companies selling through catalogs and independent sales representatives. Almost all of these companies compete by:

     o    distributing catalogs in the mail,

     o    attending trade shows,

     o    websites,

     o    engaging independent sales representatives, and

     o    telemarketing.

In addition, increasing numbers of competitors are relying on aggressive pricing.

     We believe that our business strategy results in a potential competitive advantage because:

     o Our e-commerce site is user-friendly with significant amounts of graphics.

     o Our strategy requires low levels of working capital and no inventory holding costs.

     o Our strategy permits us to serve as a manufacturer's Internet independent sales representative and does not put us in direct competition with other sales efforts.

     o We offer a 360 degree purchasing solution, extensive customer support and are very flexible in our willingness to meet customer demands.

However, we can give no assurances that our approach will not be duplicated or improved upon by others.

Regulation - Although there are few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues like unsolicited bulk e-mailing, license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose us to significant liabilities associated with content available on its websites or Internet marketing methods. The application of existing laws and regulations governing Internet issues including property ownership, libel and personal privacy is also very uncertain. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations will not expose us to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on our business, results of operations or financial condition.

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


     We hold the www.esafetyworld.com, www.accixx.com, and www.bluemarbleworld.com domain names, and we believe that in the future we will hold additional web domain names and trademarks. The information contained on these websites is not part of this document. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as a registrar for the ".com",".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries could change in the near future. These changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which it may conduct business.

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

Software and Computer Resources

     Our strategy has been and is to license or otherwise obtain commercially available technology and outsource services whenever possible rather than seek internally developed solutions. We were dissatisfied with the services that we were receiving from our internet service provider that housed our websites. Thus, in July 2001 we moved all but the eSAFETYWORLD site to our own server which is housed in MCI World Communications facilities in Carteret, NJ. The eSAFETYWORLD site continues to be housed at a third party ISP.

     In early 2001, we started to take steps to move our websites away from Apex Interactive to our own servers with backup capabilities in St. George, Utah in order to be able to:

     o Have access to a proprietary database that can be used for the website, catalogues and CD-ROMs;

     o Be able to increase the online customer service capabilities, add a message board and provide investor relation information on a timely and cost effective basis;

     o Be able to make timely changes and additions to the database without incurring significant incremental costs; and

     o    Host websites designed for its consulting clients.

The website changes were necessary in view of:

     o The new initiative into personal care and nutritional products will expand the need for a flexible database,

     o The rate at which products were being added to the core product lines require a cost effective way to make changes to the database, and

     o The ongoing importance of catalogues and CD-ROMs to the core business makes it important to be able to use a single database for all purposes.

The conversion of the website location is expected to be completed in December 2001.

     We have also increased our in house capabilities to print catalogues and marketing materials and create CD-ROMs.

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

Personnel

     We have four full-time employees and officers. Our strategic plan is to use dedicated consultants and to outsource as many functions as possible. Growth is not expected to result in significant increases in personnel.

     Our success will depend upon continued services of Edward A. Heil, R. Bret Jenkins and our other directors, officers, employees, and consultants. Mr. Heil has formulated our business plan, established our goals, and worked with consultants on our software development. Messrs, Heil and Jenkins have extensive contacts in the financial and business communities. Mr. James Brownfiel has extensive product experience and engineering knowledge, as well as skills in graphics and marketing. Ms. Heil also has a strong accounting and financial reporting background which is important to our consulting business. Our consultants have extensive experience dealing with vendors and customers in our target markets. The loss of one or more of our other key personnel or consultants, or our inability to attract qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

     We are also dependent on the services of eComm Holdings, LLC, an unrelated party, that does a substantial portion of our internet and software development. We do not have a written agreement with eComm Holdings, LLC.

Item 2 -- PROPERTIES

     We operate out of rented office space located at 80 Orville Drive, Bohemia, NY 11716. The lease, which expires in October 2002 calls for minimum monthly payments of approximately $1,500. The monthly rental also covers certain clerical and administrative services. We believe that our existing facilities are adequate for our operations for the foreseeable future.

Item 3 -- LEGAL PROCEEDINGS

     eSAFETYWORLD is a not a defendant in any legal action. However, in September 2001, we advised Community Home Mortgage Corporation and Community
Home Funding Group, Ltd. (collectively referred to as "Community"), two affiliated entities, that we would seek remedies to collect unpaid balances due under consulting agreements. Community has advised us that it will commence an arbitration proceeding in which it will seek damages of $2,000,000. Based on the information available to date and discussion with counsel, we believe that Community's claims are without merit. we have performed the required services as agreed and are entitled to seek payment therefor.


Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     Part II

Item 5 -- MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We completed our initial public offering in February 2000. Since then, our common stock has been quoted on the NASDAQ SmallCap Market under the symbol "SFTY." The table below sets forth the high and low sale prices for our common stock since the completion of our public offering. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     Quarter ended:                    High        Low

     Fiscal 2000:
     March 31, 2000                   $91/2       $61/2
     June 30, 2000                     61/2       2 1/8

     Fiscal 2001:
     September 30, 2000             2 15/16        11/4
     December 31, 2000             2 31/100    1 31/100
     March 31, 2001                1 17/100      69/100
     June 30, 2001                  1 13/25         3/4
     Through September 26, 2001      1 3/50         2/5

     There are approximately 1,200 stockholders of record of our common stock. As of October 22, 2001, the last sale price of our common stock was $2.49. Trading of our common stock was suspended on October 22, 2001.

     The National Association of Securities Dealers, Inc. (the "NASD"), which administers the NASDAQ SmallCap Market, sets the criteria for continued
eligibility on the NASDAQ SmallCap Market. In order to continue to be included on the NASDAQ SmallCap Market, a company must maintain $2 million in net tangible assets, a $1 million market value of its public float, two market-makers, at least 300 holders of the common stock, 500,000 shares in the public float and a minimum bid price of $1.00 per share. Our common stock has traded at less than $1.00 per share and is, therefore, not in compliance with NASDAQ SmallCap Market maintenance requirements. However, Nasdaq has waived the $1.00 minimum bid price requirement through December 31, 2001. Our failure to meet the NASDAQ SmallCap Market's maintenance criteria in the future or future maintenance requirements imposed by the NASDAQ SmallCap Market will result in the discontinuance of the inclusion of our securities on the NASDAQ SmallCap Market. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, we would be subject to Rule 15g (the "Rule") promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), which imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale.

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

     On October 22, 2001, we received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because we failed to timely file this Annual Report on Form 10-KSB, as required by Nasdaq Marketplace Rules. We have appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. Nasdaq has also alleged that we may have violated other Nasdaq Marketplace Rules, including the failure to pre-clear all press releases with Nasdaq Stockwatch prior to dissemination. We expect that at this hearing we will be required to demonstrate our ability to maintain long-term compliance with all Nasdaq listing maintenance requirements. No hearing date has been scheduled as yet. The delisting of our common stock has been stayed pending the decision by the Nasdaq Qualifications Panel. In the event that our common stock is delisted from Nasdaq, we expect that our common stock would trade on the NASD's OTC Bulletin Board.

     Our stock is not currently considered to be a "penny stock." However, no assurances can be given that our stock will not become a penny stock in the future. Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions such as being listed on a national exchange. For any transaction involving a penny stock, unless exempt, the penny stock rules require that:

     o a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience and objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form sets forth:

     o the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about:

     o the risks of investing in penny stock in both public offering and in secondary trading, and

     o commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing, acceptance of our products and other risks set forth herein and in other filings that we make with the Securities and Exchange Commission.

                                  Risk Factors

We have a limited operating history and anticipate losses.

     We have a limited operating history which has been materially and adversely impacted by changes in the economic environment for e-business and ability to access capital. These changes have resulted in a change in the focus of our business. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Our future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new or small business. An investor in our common stock must consider the risks and difficulties frequently encountered by small companies operating in new and competitive markets.

These risks include:

     o competition from entities that are much more established and have greater financial and technical resources than do we;

     o    need to develop infrastructure;

     o    ability to access and obtain capital when required; and

     o    dependence upon key personnel.

     We cannot be certain that our business strategy will be successful or that we will ever be profitable on a consistent basis or at all. Furthermore, we believe that it is probable that we will incur negative cash flow for the foreseeable future.

The distribution of Blue Marble World's shares may result in taxable gain to eSAFETYWORLD which will have to pay the tax.

     The dividend of Blue Marble World's shares to our shareholders will be a taxable event to eSAFETYWORLD. If we incur any corporate tax as a result of this dividend, we may be forced to increase our debt or issue equity to pay the tax, and there can be no assurance that these sources of funding will be available. An increase in debt could negatively impact our financial position and future results of operations.

Recipients of distributions of shares of Blue Marble World or shares of our consulting clients may be confronted by potential taxation matters.

     We advise consulting clients who have the option to satisfy their obligations to us through the issuance of shares that we may, but are not obligated to, distribute to our shareholders as dividends. Any such dividends and distributions received are taxable to our shareholders as ordinary income for federal income tax purposes provided that we have current or accumulated earnings and profits. We believe that the fair market value of a client's shares will be established by subsequent trading, if any, that develops with respect to such shares. However, the distribution is taxable even if a trading market for the shares never develops. We accept shares of our client's common stock in payment of fees for services which equates to a negotiated value of per share. There can be no assurances that this negotiated price will in any way reflect the price at which the shares will trade after the effectiveness of applicable registration statements.

     The foreign, state and local tax consequences of receiving a distribution may differ materially from the federal income tax consequences described above. Shareholders should consult their tax advisor.

Any dividend of shares received from consulting clients will result in taxable gain to us which will have to pay the tax.

     Any dividend of clients' shares will be a taxable event to us. If we incur any corporate tax as a result of any dividend of those shares to our shareholders, we may be forced to increase our debt or issue equity to pay such tax, and there can be no assurance that these sources of funding will be available. An increase in debt could negatively impact our financial position and future results of operations.

We have experienced significant cancellations of orders in our safety products business.

     During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with other suppliers. Our order flow declined significantly during the quarter ended June 30, 2001. In addition, orders aggregating approximately $300,000 received previously were cancelled or deferred indefinitely.

     The foregoing developments, combined with the early success of our consulting initiatives, have resulted on our ongoing reassessment of the Safety Products Business. If we are unsuccessful in developing a revised plan for our safety products business, we are likely to incur operating losses and may be required to make significant write-offs for financial reporting purposes if the situation continues to decline.

We  may  lack  the  resources  to  launch  our  MailSafe   Containment   Chamber
effectively.

     We are unable topredict the likely demand for the MailSafe Containment Chamber or our ability to satisfy that demand. MailSafe is designed as a product that can be used in either the office mailroom or the home. Reaching these markets will require a substantial marketing program and distribution system. We currently do not have the infrastructure or the financial resources to undertake a major national marketing and distribution program and would consider a strategic alliance with a national distributor. No discussions or negotiations are currently underway with any such potential strategic partner and no assurances can be given that we will be successful in making such an arrangement.

Our future consulting engagements with clients may not be profitable.

     When making proposals for engagements, we plan to estimate the costs and timing for completing the projects. These estimates will reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

     In addition, as consultants, a client will typically retain us on an engagement-by-engagement basis, rather than under long-term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and without significant penalty. Furthermore, because large client projects in the future involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

     In many cases, we may receive equity securities of our client in satisfaction of our fee. These clients will often be small and have illiquid markets or no markets for their securities. As a result we may be unable to sell the shares or convert them to a more liquid asset.

The consulting and information technology markets are highly competitive, and we may not be able to compete effectively.

     The management consulting, general business advisory services, and e-business and technology services markets in which we will operate include a large number of participants and are highly competitive. Our primary competitors include:

     o large and regional accounting, consulting and other professional service firms;

     o    information technology service providers;

     o    application service providers; and

     o    local consulting arms within venture capital and similar firms.

There are no assurances that we will be able to compete in this marketplace in the foreseeable future.

We have only a limited ability to protect our intellectual property rights, which are important to our success in the consulting business.

     Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. We may rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps that we plan to take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services.

     As a professional services firm, we will depend to a large extent on our future relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products it, may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. We expect that our contracts will typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop, but these provisions may not protect us or may not be enforceable in all cases. No assurances can be given that we will retain clients in the foreseeable future.

We may need financing which may not be available.

     We do not have an established source of equity or debt financing. We may require financing to establish our consulting services business and implement our strategic plan. There can be no assurance that financing will be available or found. If are unable to obtain financing, we may be unable to achieve consistently profitable operations.

     Further, even if our consulting services business is successful, we may not receive sufficient payments in cash from clients or may distribute all shares of stock received to our shareholders, in which case we may be unable to generate sufficient cash to meet our operating requirements.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

     We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration may consist of shares of our stock. In addition, if a more liquid trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

We may be delisted from NASDAQ.

     NASDAQ has specific listing and maintenance requirements, including the requirement that the highest bid bid price for our shares be not less than $1.
We have had numerous days during the past year where we failed to achieve that requirement. Although this requirement has been suspended until December 31, 2001, continued failure to achieve requirements will result in our shares being delisted from NASDAQ.

     On October 22, 2001, we received correspondence from The Nasdaq Stock Market Inc. stating that our common stock would be delisted from trading because we failed to timely file this Annual Report on Form 10-KSB, as required by Nasdaq Marketplace Rules. We have appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. Nasdaq has also alleged that we may have violated other Nasdaq Marketplace Rules, including the failure to pre-clear all press releases with Nasdaq Stockwatch prior to dissemination. We expect that at this hearing we will be required to demonstrate our ability to maintain long-term compliance with all Nasdaq listing maintenance requirements. No hearing date has been scheduled as yet. The delisting of our common stock has been stayed pending the decision by the Nasdaq Qualifications Panel. In the event that our common stock is delisted from Nasdaq, we expect that our common stock would trade on the NASD's OTC Bulletin Board.

We may establish or acquire a broker-dealer subsidiary in which case we will be subject to substantially increased potential regulatory and economic liability.

     We are considering acquiring or forming a broker dealer subsidiary to expand the programs that our consulting practice offers, but have made no decision. ,If we establish or acquire a broker-dealer subsidiary, such broker-dealer may be restricted by the NASD, other regulatory bodies and its clearing firm with respect to its ability to participate in underwritten offerings. The broker-dealer subsidiary may incur losses if it is unable to resell any securities that it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed price. In addition, we would be subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to any underwritten offerings. We do not expect that any potential liabilities relating to our proposed broker-dealer subsidiary's role as an underwriter would be covered by insurance.

If we establish or acquire a broker-dealer subsidiary, we will become subject to capital maintenance requirements which could hinder our ability to carry out our business efficiently.

     If we create or acquire a broker-dealer subsidiary, we will be subject to, among other requirements, the financial capital minimums requirements of Rule 15c3-1 under the Securities Exchange Act, which is known as the "net capital rule". The net capital rule is designed to monitor the general financial integrity and liquidity of a broker-dealer by imposing strict requirements on the amount of indebtedness which a broker-dealer may incur relative to its equity capital. In computing net capital, various adjustments are made to net worth calculations which exclude assets that are not readily convertible into cash and take a conservative perspective of other assets such as a broker-dealer's position in securities. The requirements provide that the broker-dealer shall maintain a minimum level of net capital and a minimum ratio of net capital to aggregate indebtedness. The particular levels vary in application depending upon the nature of the activity undertaken by the broker-dealer and the length of time that it has been in business.

    The net capital rule would impose restrictions on our potential broker-dealer subsidiary's operations, and it could, in turn, impose restrictions on our operations. Compliance with the net capital rule may limit our operations and those of our proposed broker-dealer subsidiary, particularly with respect to transactions that require the intensive use of capital, such as underwriting commitments and principal trading activities, and will limit our ability to pay dividends. We will also have to enter into a membership agreement with the NASD that may similarly limit our activities.

     No decision has been made to acquire or start a broker-dealer. If such an acquisition is made, no decision has been made as to proposed scope of the broker-dealer's operations.

Operations

     We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired intangible assets, including customer and vendor lists, from the Distribution Product Group of Laminaire Corporation. We completed an initial public offering of its common stock in February 2000 and devoted the period from August 1999 to late 2000 developing our business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing marketing tools and catalogues and establishing infrastructure. We adopted a very cautious approach in implementing our strategies because the experience of other smallcap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, we became increasingly committed to a strategy that does not require a high level of fixed costs or require major cash outlays to establish brand recognition.

     During the fourth calendar quarter of 2000, our analysis of market conditions as well as the capital markets caused us to consider augmenting our initial business focus in order to increase the likelihood of successfully achieving our business goals. As a result, we decided to take advantage of the existing core skills of its management team and expand into two new areas, personal care and nutrition products and business consulting. Neither of these areas requires substantial capital commitments.

     At June 30, 2001, we had three core business groups:

Safety Products Business - We market and distribute disposable industrial safety, laboratory and critical environment products to companies having employees working in manufacturing, construction or critical environments and those employees being exposed to environmental hazards. We operate a
Business-to-Business e-Commerce site over the Internet and also offer our customers a 360 degree ordering solution by making toll free numbers and catalogs available for customers who prefer traditional ordering methods.

     During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the quarter ended June 30, 2001. In addition, orders aggregating approximately $300,000 received previously were cancelled or deferred indefinitely.

     The foregoing developments, combined with the early success of our consulting initiatives, have resulted on our ongoing reassessment of the Safety Products Business. We are currently exploring our options and have not come to any conclusion. Our options being considered are:

     o    Emphasize a limited number of high technology and specialty products;

     o    Spin the safety product business off as a separate company;

     o Merge the safety product business with a larger business in need of a e-business or distribution strategy (in which case the other entity might manage the combined businesses); or

     o Continue the business without committing significant financial and other resources that can best be used expanding the consulting business.

     During the first quarter of fiscal 2002, we introduced the first product under our high technology and specialty products plan. This product, which is designed to help protect corporate mailrooms as well as the home, is our MailSafe Containment Chamber. It allows an individual to open mail or standard size overnight package in a confined airtight environment. MailSafe is air tight by design and testing and allows the operator to view the envelope or package in safety from airborne material release. We have applied for a provisional patent on our MailSafe Containment Chamber product. We subsequently have been informed by Seavisions of South Florida, Inc. that it claims to have filed for patent protection for a similar product before we did. Based on the advice of our patent counsel, we believe that our application for a provisional patent should be granted; however, no assurance can be given in this regard.

     There is no way that we can predict the likely demand for the MailSafe Containment Chamber or our ability to satisfy that demand. MailSafe is designed as a product that can be used in either the office mailroom or the home. We expect that reaching these markets will require a substantial marketing program and distribution system. We currently do not have the infrastructure or the financial resources to undertake a major national marketing and distribution program and would consider a strategic alliance with a national distributor. No discussions or negotiations are currently underway with any such potential strategic partner and no assurances can be given that we will be successful in making such an arrangement.

     Unless MailSafe or another product is very successful, we believe that we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current reduced level of demand.

Consulting Program - We established a consulting program to assist companies to develop an effective business strategy and take advantage of financial, technological and general business opportunities. Fees due by these companies are generally payable in cash or stock, at the client's option. We may consider dividending shares of stock received from our clients to our shareholders, but are not obligated to do so. We generally do not accept shares from clients until those shares are registered by such clients in an effective registration statement filed pursuant to the Securities Act of 1933, as amended. During the fiscal year ended June 30, 2001, three clients filed registration statements with respect to consulting fees. Even if the registration statements of client entities are declared effective, there are no assurances that a liquid trading market will ever develop for the shares of stock that we receive.

     We have elected a financial reporting policy of not recognizing income on consulting projects until the shares are fully earned. Accordingly, we have deferred net revenues of approximately $500,000 relating to consulting engagements at June 30, 2001. Substantially all of that deferred revenue is expected to be realized in the next 12 months. It appears that revenues from this initiative will comprise a significant portion of our revenues during the next 12 months, and we are expanding the resources devoted to this new endeavor.

Personal Care and Nutrition - In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors will purchase products from the Blue Marble World's website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques that we believe to be distinctive, developed an a distributor compensation plan and entered into agreement with a contract manufacturer and a fulfillment center. A substantial portion of Blue Marble World's resources during the year ended June 30, 2001 were devoted to the development of products, a website, software, marketing materials and the final design of the distributor compensation plan Most of these tasks are expected to be completed in late 2001 or early 2002.

     In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World's shares to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements.

Operating Considerations - The operating results for the year ended June 30, 2001 do not reflect any significant contribution from our infrastructure and operational initiatives except for the commencement of the consulting business, and the operating results for the quarter following September 30, 2001 are not likely to benefit significantly from these efforts. The costs associated with those undertakings make it unlikely that the quarter ended September 30, 2001 will be profitable.

Operating Results

     The operations during the periods ended June 30, 2001 and 2000 are not comparable. A majority of the activities in the 2000 period involved delivering products to former Laminaire customers relating to orders that were generally very delinquent because of Laminaire's inability to get products from its vendors. Substantially all of these orders were nonrecurring. After the delivery of these products, we were unable to retain most of the customers involved because of their dissatisfaction with Laminaire or because they had already found other suppliers. In addition, Laminaire accepted orders for very small and partial shipments. We shipped those orders in 2000 to satisfy the needs of customers on the acquired customer list but concluded that such orders did not fit into our business model going forward because such shipments require the maintenance of substantial levels of inventory. We had no fulltime employees during most of the 2000 period and used the cash proceeds from sales to reduce our obligations to Laminaire.

     Operating results for the years ended June 30, 2001 and 2000 are as follows:

                                                          2001             2000
 Sales                                               $ 384,975        $ 723,968
Cost of revenues                                       350,007          477,995
                                                     ---------        ---------
Gross profits                                           34,968          245,973
Selling and other                                      347,102          205,046
Amortization of intangibles                            115,021           82,662
Other income- net                                     (232,160)         (80,610)
Pretax income from continuing operations              (194,995)          38,875
Blue  Marble  Worldstartup costs                      (180,401)               0
                                                     ---------        ---------

     The foregoing data excludes deferred net revenues of approximately $500,000 associated with consulting engagements that were in progress at June 30, 2001. Substantially all of these amounts is expected to be recognized in fiscal 2002. The work related to these revenues has been completed; however, the related revenues and net profits have been deferred for the reasons set forth below.

     As indicated above, we devoted a substantial portion of our resources during the period ended June 30, 2001 on developing infrastructure and marketing initiatives. A substantial portion of the sales in 2000 involved items associated with the acquired customer lists that Laminaire was unable to ship. Many of these items related to customers who were very dissatisfied with Laminaire and who, accordingly, had placed new blanket orders with other vendors. We were unable to retain many of these customers

     Amortization   consists   entirely  of  expenses  relating  to  intangibles
associated with the Laminaire transaction. Changes in accounting rules will reduce the requirements for periodic amortization in future periods.

     The Blue Marble World startup costs represent the costs directly associated with starting the operations of Blue Marble World, Inc., our new subsidiary that is expected to sell personal care products. The startup costs relate principally to work performed by employees and consultants of eSAFETYWORLD relating to the formulation of products, the design and development of a website and software, the design and preparation of sales literature and forms, and the establishment of a distribution network. Such amounts were allocated to Blue Marble World at cost without any markup based on the estimated percentage of time that each employee or consultant worked for the benefit of Blue Marble World. The amount of estimated time and expense was determined based on reference to specific time and expense reports. There were no allocations of general overhead. Management believes that the allocation by specific identification is reasonable. Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in June 2001 pursuant to a plan to distribute approximately 81% of Blue Marble World's stock to our shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying consolidated financial statements.

     Other- net consists principally of interest income.

Liquidity and Capital Resources

     We believe that the remaining net proceeds of our initial public offering are sufficient to satisfy our working capital and business development requirements for at least the next nine to 12 months. At June 30, 2001, we had cash and certificates of deposit of approximately $3,668,004.

     During the year ended June 30, 2001, we made two investments:

     o Harbor Ridge Communications, Inc. - We have invested $473,288 loans to Harbor Ridge, a a privately-held public relations firm specializing in services to emerging public companies. The terms of the investment, which is convertible at our option into 50% of Harbor Ridge's common stock, have not yet been finalized. We believe that Harbor Ridge has an attractive business strategy, which we currently are attempting to see implemented. In addition, Harbor Ridge is expected to perform services for our consulting clients that become public companies. If we convert our loan to equity, two of our directors will become directors of Harbor Ridge.

     o Oakland Industries - In April 2001, we made a bridge loan in the principal amount of $100,000 to SwapIt based on the strong recommendation of our underwriter. That loan was converted to equity in July 2001, at which time the business became known as Oakland Industries.

     We have no commitments for financing. We intend to engage the services of an investment banking firm to assist us in raising capital if needed, although no assurances can be given that we will be successful in those efforts. We may pursue discretionary drawdown equity lines of credit or similar facilities if our common stock begins to trade at sufficient volumes. However, no assurances can be given that we will be successful in obtaining an equity facility or any other investment capital if needed.

Seasonality

     The demand for many of our distribution products is seasonal. Our customers have a reduced demand for products in the summer and during December because many of our customers' employees take vacation, plants are often closed during a portion of that period and there is a general reduction of business activity in those months.

     We do not yet have a basis to determine whether its consulting business will be seasonal.

New Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Emerging Issues Task Force or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations, except for Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets which conclude that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of issuance, all goodwill would be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value.

Item 7A -- QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. Under its current policies, we do not use the interest rate derivative instruments to manage exposure to interest rate changes.

Item 8 -- FINANCIAL STATEMENTS

     The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 45.

Item 9 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE

                                    PART III

DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL PERSONS  COMPLIANCE WITH
SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

              Our executive officers and directors are as follows:

Name                Age Position and Offices

Edward A. Heil      50  Chairman, president and chief executive officer
R. Bret Jenkins     42  Director, secretary, and chief financial officer
James Brownfiel     28  Director and chief operating officer
Claire A. Heil      30  Director and chief administrative officer
Bridget C. Owens    44  Director
Steven W. Schuster  46  Director


Set forth below is a brief description of the background of our executive officers and directors, based on information provided by them to us.

Edward A. Heil is a founder of eSAFETYWORLD and has been our president and a director since 1997. He is a certified public accountant and a managing director, since January 1992 of EH Associates, LLC, a financial consulting firm. From 1984 through December 1991 he was a partner in the accounting firm, Deloitte & Touche, LLP. From 1973 to 1984 he was employed in various professional capacities by Deloitte & Touche, LLP. Mr. Heil holds Bachelor of Arts and Master of Business Administration degrees from New York University. Mr. Heil is also a director of The StockGame Company. EH Associates, LLC has a consulting contract to provide us with management and financial services, pursuant to which Mr. Heil provides services.

R. Bret Jenkins has been a director since 1997 and became chief financial officer in October 1999. He has been in the private practice of securities and general business law for the past 15 years. Mr. Jenkins holds Bachelor of Arts and Juris Doctorate degrees from the University of Utah. JPJ, Inc., a consulting firm controlled by Mr. Jenkins, has a contract to provide us with business services.

James Brownfiel has been an officer since August 1999 and became Chief Operating Officer in March 2000. He became a director in September 2000. From 1996 to 1999, he was a general manager for Deshler Mechanical Corp. From 1995 to 1996, he was a District Manager for Ferguson Enterprises. From 1994 to 1995, he was a project manager for Porter Brothers Inc. He is a graduate of the University of Notre Dame. Mr. Brownfiel is Mr. Heil's son-in-law.

Claire A. Heil is a certified public accountant and became a Director and Chief Administrative Officer in September 2000. Prior to that, she held professional accounting positions at PriceWaterhouseCoopers, LLP, Wright Griffin Davis & Co. and the University of Michigan. She is a graduate of the University of Notre Dame and is Mr. Heil's daughter.

Bridget C. Owens has been a director since June 1999. She served as special assistant to the board of directors of Laminaire Corporation from 1995 to February 2000. Prior to that she was director of marketing for Independent Network Group, Inc in 1994 and for Primac Inc., a privately-held transportation company from 1992-1993. Prior to Primac, Ms. Owens owned and operated a trucking and transportation company. Ms. Owens currently operates a consulting business, EDK Associates, that provides administrative support services.

Steven W. Schuster has been a director since August 1999. He has been a member of McLaughlin & Stern, LLP since 1995. From 1997 through 1999, he was secretary of Laminaire. Mr. Schuster has practiced corporate and securities law for the past 20 years. He received a Bachelor of Arts degree from Harvard University and a Juris Doctorate from New York University.

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

     We have issued 450,000 options to our officers, directors and consultants at an exercise price of $.87 per share, the closing price on the date that such options were granted. All options were granted in October 2000 and are exercisable. No options have been exercised.

Item 10 -- Executive Compensation

     No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000 except as described below:

The following table summarizes the salaries and benefits paid to our officers.

                                                                Long Term
                              Annual Compensation (1)       Compensation Awards        Payouts
                              ----------------------        -------------------        -------
Name and                                    Other Annual  Restricted Stock Option   LTIPR  All Other
Principal Position   Year    Salary  Bonus  Compensation    Awards         SARs(b) Payout Compensation
------------------   ----   -------  -----  ------------  ---------- ----- ------  ------ ------------
Edward A Heil        2001   $140,00   -0-     $12,000         --       --    --      --        --
                     2000    28,717   --       3,000          --       --    --      --        --
                     1999       -0-   --        --            --       --    --      --        --
R. Bret Jenkins      2001  $120,000            2,807          --       --    --      --        --
                     2000    25,000   -0-       -0-           --       --    --      --        --
                     1999       -0-   -0-       -0-           --       --    --      --        --
James Brownfiel      2001    90,494   -0-     12,000          --       --    --      --        --
                     2000    13,834   -0-      3,000          --       --    --      --        --
                     1999       -0-   -0-       -0-           --       --    --      --        --
Claire A Heil        2001    73,267   -0-      2,674          --       --    --      --        --
                     2000       -0-   -0-       -0-           --       --    --      --        --
                     1999       -0-   -0-       -0-           --       --    --      --        --

(a) Represents amounts paid under consulting arrangements to entities controlled by our officers or direct employment agreements. The other compensation relates principally to the estimated cost of health care benefits.

(b) Messrs. Heil and Jenkins each have options to purchase 105,000 shares and Mr. Brownfiel and Ms. Heil each have options to purchase 80,000 shares. All options are exercisable at a price of $.87 per share, the fair market value at the date of grant. All options are exercisable. No options have been exercised through Octber 24, 2001.

Employment and Consulting Agreements

     Mr. Brownfiel has a three-year employment agreement that became effective at March 15, 2001 calls for an annual salary of not less than $100,000 during the first 12 months, $120,000 during the second 12 months and $130,000 during the third 12 months as well as reimbursement of business expenses, including a car allowance. The contract automatically rolls over for one year on each anniversary date unless terminated.

     We have a three-year agreement with CH Associates, LLC, an entity controlled by Ms. Heil that became effective at June 15, 2001 and calls for minimum annual fees of not less than $100,000, as well as reimbursement of business expenses. Ms. Heil currently devotes an average of 45 to 50 hours per week to us and receives no other compensation from us. The contract automatically rolls over for one year on each anniversary date unless terminated.

     We have an agreement with JPJ, Inc., an entity associated with Mr. Jenkins, under which we have agreed to pay minimum annual fees of $120,000 in each of the three years in the period ended March 31, 2004 for legal, financial and other business services. Mr. Jenkins receives no compensation from us beyond the payments to JPJ, Inc. The contract automatically rolls over unless terminated. Mr. Jenkins currently devotes an average of 35 hours per week to us. The contract automatically rolls over for one year on each anniversary date unless terminated.

     We have an agreement with EH Associates, LLC, an entity associated with Mr. Heil, under which we will pay annual consulting fees of not less than $150,000 in each of the three years in the period ended March 31, 2004. Mr. Heil receives no compensation from us beyond the payments to EH Associates, LLC. The contract automatically rolls over for one year on each anniversary date unless terminated. Mr. Heil currently devotes an average of 50 to 60 hours per week to us.

     We have an agreement with EDK Associates, LLC under which we have agreed to pay annual fees of not less than $52,000 in each of the three years in the period ended July 31, 2003 for administrative, marketing and investor relations services. Ms. Owens, a director, is the managing member and sole owner of EDK Associates, LLC.

Stock Option Grants in Fiscal 2001

     The following table sets forth:

     o the number of shares underlying options granted during fiscal 2001 to the named executive officers,

     o the percentage that the option grant represents of the total number of options granted to all of our employees during fiscal 2001,

     o    the per share exercise price of each such option, and

     o    the expiration date of each such option.

Name                Number of         Percentage of    Exercise       Expiration
                    Shares            Total Options    Price          Date
                    Underlying        Granted to
                    Options           Employees in
                    Granted during    2001
                    Fiscal 2001

Edward A. Heil        105,000             23.3         $.87            2010
R. Bret Jenkins       105,000             23.3         $.87            2010
James Brownfiel        90,000             20.0         $.87            2010
Claire A. Heil         90,000             20.0         $.87            2010


None of the options have been exercised.

Conflicts of interest

     Certain of our key personnel are not required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     Each officer and director is, so long as he or she is officer or director subject to the restriction that all opportunities contemplated by our plan of operation that come to his or her attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he or she is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

Indemnification of Officers and Directors

     Our bylaws provide that we shall indemnify its officers, directors, employees and other agents to the fullest extent permitted by Nevada law. In addition, our certificate of incorporation provides that, to the fullest extent permitted by Nevada law, our directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to us or our shareholders. This provision in the certificate of incorporation does not eliminate the directors' duty of care, and in appropriate circumstances equitable remedies including as an injunction or other forms of non-monetary relief would remain available under Nevada law. Each director will continue to be liable for breach of the director's duty of loyalty to us or our shareholders, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit and for improper distributions to shareholders. In addition, this provision does not affect a director's responsibilities under any other laws, including federal securities laws or state or federal environmental laws.

     We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suitor proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will submit the question of whether indemnification by us is against public policy to an appropriate court and will be governed by the final adjudication of the case.

SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 15, 2001 by:

     o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

     o    each of our directors, and

     o    all of our officers and directors as a group.

     Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name of beneficial                             Number of            Percent of
owner (1)                                      shares owned         shares
                                                                    owned (3)

Edward A. Heil                                 443,000               14.77

R. Bret Jenkins (2)                            330,000               11.00

James Brownfiel                                 73,500                2.45

Claire A. Heil                                  73,500                2.45

Steven W. Schuster                             100,000                3.34

Bridget C. Owens                                50,000                1.67

Directors and Officers As a Group              1,070000              36.51
(6 people)

(1) The address for all other officers and directors, except Mr. Schuster, is 80 Orville Drive, Bohemia, NY 11716. Mr. Schuster's address is 260 Madison Avenue, New York, NY 10016.

(2) JPJ, Inc. owns 225,000 shares. It is an entity controlled by Mr. Jenkins. Shares held by it are beneficially owned and controlled by Mr. Jenkins.


Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Blue Marble World - eSAFETYWORLD and Blue Marble World signed a Business Management Agreement, as revised in September 2001, which requires Blue Marble World to pay a management fee to eSAFETYWORLD in a sum equal to 10% of Blue Marble World's gross revenues with a minimum monthly base fee of $3,500. Payment shall be made monthly and may be made, at Blue Marble World's option, in cash or shares of Blue Marble World's common stock. If payment is made in common stock, eSAFETYWORLD shall have demand registration rights which may be exercised once in each 12 month period. The number of shares that will be issuable will be based on the closing bid price of Blue Marble World's shares on the last business day of each month. If no bid price exists, the number of shares issuable will be based on a price of $.50 per share. In addition, eSAFETYWORLD shall be reimbursed for the costs incurred by it for outside contractors and consultants. The agreement covers three years and automatically rolls over for an additional year at the end of each contract year unless terminated by one of the parties. Rates to be paid are to be renegotiated on each contract anniversary date.

     At June 30, 2001, Blue Marble World owes eSAFETYWORLD an aggregate of $224,904. The Master Distribution Agreement between the two companies stipulates that the liability to eSAFETYWORLD shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to eSAFETYWORLD is not repaid in full by June 30, 2002, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2002. If we are unable to pay the balance by July 31, 2003, the unpaid balance may, at eSAFETYWORLD's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If eSAFETYWORLD converts amounts due it at any point after July 31, 2003, it shall have demand registration rights with respect to the shares received upon conversion. Blue Marble World shall pay all registration costs.

Consulting Agreement with StockGame - On September 27, 2000, The StockGame Company engaged eSAFETYWORLD to provide StockGame with:

     o    administrative and customer service support;

     o    assisting in the design, development and hosting of a website;

     o    accounting and management services support, and

     o    office space and telephone services.

The agreement with eSAFETYWORLD was amended in May 2001 with the terms of the amendments being considered to have been effective on September 27, 2000. In consideration of the services being provided, StockGame agreed to pay eSAFETYWORLD a one-time fee of $300,000 payable at the election of StockGame in either cash or 600,000 shares of StockGame common stock, respectively. In February 2001, StockGame advised eSAFETYWORLD that it would issue the shares of its common stock to satisfy its obligations under the agreement and, in accordance with the provisions of the consulting agreement, filed a registration statement with the Securities and Exchange Commission. Under the terms of the agreement, eSAFETYWORLD is also entitled to receive a fee equal to 5% of StockGame's annual revenue.

     In September 2001, StockGame and eSAFETYWORLD rescinded their consulting agreement, eSAFETYWORLD returned the 600,000 shares of StockGame common stock and the two parties entered into a revised consulting agreement covering substantially the same services. The contract is renewable for a one year period on its contract anniversary date at StockGame's option, provided that John C. Dello-Iacono is its president at the renewal date. If John C. Dello-Iacono is not its president at the renewal date, then the extension requires the consent of both parties. In the event that StockGame opts to issue shares of common stock for compensation to eSAFETYWORLD to satisfy the obligations under the new consulting agreement, it agreed to register such common stock under the Securities Act of 1933, as amended, on Form SB-2 or S-1 prior to the issuance of the shares. It also agreed to distribute the 600,000 shares to eSAFETYWORLD within 24 hours after the applicable registration statement becomes effective. StockGame has advised eSAFETYWORLD that it will opt to issue shares.

     Edward A. Heil, a minority shareholder and director of StockGame, is president of eSAFETYWORLD. Neither Mr. Heil nor eSAFETYWORLD are involved in StockGame's day-to-day decision making process.

Transaction involving Laminaire - In August 1999, we acquired intangible assets including the customer and vendor lists of the Distribution Division of Laminaire Corporation and incorporated the business. The final purchase price consisted of 100,000 shares of our common stock and notes payable to the seller in the principal amount of $400,000.

     The transaction was approved by two of our disinterested directors.  Edward
A. Heil, our chairman, was a director of Laminaire. Steven W. Schuster, one of our directors, is a member of the law firm that formerly served as Laminaire's corporate counsel, and Mr. Schuster formerly was Laminaire's corporate secretary. The negotiations for the acquisition were conducted on an arms length basis. Mr. Schuster did not act as counsel for Laminaire, and Mr. Heil did not participate in the Laminaire board meeting that approved the transaction. Ms. Owens, one of our directors, was employed by Laminaire as special assistant to the board of directors but severed all relationships with Laminaire upon completion of our initial public offering. Ms. Owens performs marketing and investor relations functions for us through EDK Associates, LLC, which is controlled by Ms. Owens. Ms. Owens did not participate in any of the negotiations relating to the purchase transaction.

     In August 1999, eSAFETYWORLD made a demand loan to Laminaire Corporation in the principal amount of $102,000. The loan bears interest at the rate of 9% per annum. The loan was made to provide Laminaire with additional working capital and to lower the amount ultimately due from Laminaire under the notes issued in connection with the acquisition of the customer and vendor lists of the Distribution Division. This loan was offset against amounts due to Laminaire in March 2000 pursuant to its terms.

     Under the terms of the promissory notes in the principal amount of $400,000 payable to Laminaire Corporation, any amounts paid to vendors of Laminaire for the account of Laminaire could be deducted from the amounts owed Laminaire. We offset the amounts paid against the notes due to Laminaire. All amounts due to Laminaire were fully satisfied by March 2000.

Other Transactions and Agreements

     o EH Associates, LLC has a contract with us for consultation for financial and management services. Mr. Heil is the controlling shareholder of EH Associates, LLC

     o JPJ Inc. has a contract with us for consultation for financial and management services. Mr. Jenkins is the controlling shareholder of JPJ Inc.

     o CH Associates, LLC has a contract with us for consultation for financial and management services. Ms. Heil, the daughter of Edward A. Heil, is the controlling shareholder of CH Associates, LLC

     o EDK Associates, LLC has a contract with us for administrative, marketing and investor relations services. Ms. Owens is the managing member and sole owner of EDK Associates, LLC.

   All future material affiliated transactions and future loans and loan guarantees with our officers, directors, 5% shareholders, or their respective affiliates, will be on terms that are as favorable to us as those generally available from unaffiliated third parties.

     Additionally, we have and will maintain at least two independent directors on our board of directors. All future significant transactions with and loans to affiliates shall be approved or ratified by a majority of our independent directors and other directors who do not have an interest in the transactions and who, in certain instances, will have access, at our expense, to counsel.








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

10.21     Amended Employment Agreement with James Brownfiel**

10.22     Amended Agreement with EH Associates, LLC.***

10.23     Employment Agreement with Claire A. Heil***

10.24     Amended Agreement with EDK, LLC***

10.25     Agreement with KMB, LLC.***

10.26     Amended Agreement with EH Associates, LLC****

10.27     Amended Agreement with JPJ, Inc****

10.28     Amended Agreement with CH Associates, LLC****

10.29     Employment Agreement with James Brownfiel****

10.30     Management Agreement with Blue Marble World, Inc.

10.31 Master Distribution Agreement between Blue Marble World, Inc. and eSAFETYWORLD, Inc.

10.32     Amended Agreement dated June 15, 2001 with CH Associates, LLC

10.33     Harbor Ridge Agreement

23.1      Consent of Independent Auditors

* Filed with the Registrant's Registration Statement on Form SB-2.

** Filed with the Registrant's Report on Form 10-QSB for the Three Months Ended March 31, 2000

*** Filed with this Annual Report on Form 10-KSB.

**** Filed with the Registrant's Report on Form 10-QSB for the Three Months Ended March 31, 2001


b.   Report on Form 8-K
       NONE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                /s/ Edward A. Heil
                                ---------------------
                                EDWARD A. HEIL
                                Title: President

                                Date:    10/29/01

                                /s/ R. Bret Jenkins
                                --------------------
                                R. BRET JENKINS
                                Title: Chief Financial Officer

                                Date:    10/29/01



     Directors

                                ------------------
                                JAMES BROWNFIEL
                                ---------------
                                Title: Director
                                Date:  10/--/01
                                       --------

                                /s/ Claire A. Heil
                                ------------------
                                CLAIRE A. HEIL
                                Title: Director
                                Date:  10/29/01
                                       --------


                                /s/ Bridget C. Owens
                                --------------------
                                BRIDGET C. OWENS
                                Title: Director
                                Date: 10/29/01
                                      --------



                                /s/ Steven W. Schuster
                                ----------------------
                                STEVEN W. SCHUSTER
                                Title:  Director
                                Date:  10/29/01
                                       --------

                                TABLE OF CONTENTS

                                                                            Page
INDEPENDENT AUDITORS' REPORT                                                  45


FINANCIAL STATEMENTS:


Balance Sheet at June 30, 2001                                             44-47


Statements of Operations for the Years Ended
June 30, 2001 and 2000                                                        48


Statements of Cash Flows for the Years Ended                                  49
June 30, 2001 and 2000


Statements of Stockholders' Equity                                            50
for the Years Ended June 30, 2001 and 2000


Notes to Financial Statements                                                 51

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
eSAFETYWORLD, Inc.:

We have audited the accompanying balance sheet of eSAFETYWORLD, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of eSAFETYWORLD's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSAFETYWORLD, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

                                       /s/ EICHLER BERGSMAN & CO., LLP

New York, New York
October 29, 2001
                               eSAFETYWORLD, Inc.


                                  BALANCE SHEET

                                     ASSETS

                                  JUNE 30, 2001




Current Assets:
Cash and cash equivalents                                             $2,929,807

Certificate of deposit, $300,000 collateralized
note payable - bank                                                      738,197
Accounts receivable, net of allowance for
doubtful accounts of $3,000 and deferred net
revenues of $500,000                                                      43,302
Loans receivables                                                        126,520
Inventory and deferred contract costs                                    421,451
Prepaid expenses and other                                               198,157
                                                                      ----------

     Total Current Assets                                              4,457,434

Property and equipment, less accumulated
depreciation of $43,094                                                  366,257


Acquired intangibles, less
accumulated amortization of $197,683                                   1,078,099


Deferred income tax benefit                                              129,000

Other assets                                                             576,289
                                                                      ----------

Total Assets                                                          $6,607,079
                                                                      ==========


                 See Notes to Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  JUNE 30, 2001


Current Liabilities:
Accounts payable, accrued expenses, and other                       $   132,901
                                                                    -----------


Long-Term Liabilities:
Capital lease obligation                                                 19,886
Notes payable (secured by a
certificate of deposit) - bank                                          274,369
                                                                    -----------
Total Long-term liabilities                                             294,255
                                                                    -----------

Total Liabilities                                                       427,156
                                                                    -----------

Stockholders' Equity:
Common stock, $.001 par value,
20,000,000 shares authorized;
3,000,000 shares issued  and
outstanding                                                               3,000

Additional paid-in capital                                            6,388,644
Deficit                                                                (211,721)
                                                                    -----------
          Stockholders' Equity                                        6,179,923
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 6,607,079
                                                                    ===========



                               See Notes to Consolidated Financial Statements eSAFETYWORLD, Inc.


                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                        2001               2000
                                                    --------          ---------

Revenues                                           $ 384,975           $723,968
Cost of revenues                                     350,007            477,995
                                                    --------          ---------

Gross Profit                                          34,968            245,973
                                                    --------          ---------

Expenses and Other:
     Selling and administrative expenses             347,102            205,046
     Amortization of intangibles                     115,021             82,662
     Other-net (principally interest)               (232,160)           (80,610)
     Total Expenses and                              229,963            207,098
                                                    --------          ---------
Other

Pretax Income (Loss) from Continuing
Operations                                          (194,995)            38,875

Income Taxes (Benefit)                               (62,000)             7,200
                                                    --------          ---------

Income From Continuing Operations                   (132,995)            31,675
                                                                      ---------

Discontinued Operations
-net of applicable income
tax benefit of $71,000                              (110,401)
                                                    --------

Net Income (Loss)                                 $ (243,396)         $  31,675
                                                    ========          =========

Basic Income (Loss) Per Share:
   Continuing operations                          $     (.04)         $     .01
                                                                      ---------
   Discontinued operations                              (.04)                --
                                                   ---------          =========
   Total                                          $     (.08)         $     .01
                                                   =========          =========

Weighted average number of
common and common equivalent shares                3,000,000          2,349,863
outstandi                                           ========          =========

                 See Notes to Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 and 2000


                                                         2001             2000
                                                   -----------      -----------

Cash flows from operating activities:
Income (loss) from continuing operations           $  (132,995)     $    31,675
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Loss from discontinued operations, net of taxes       (110,401)
Depreciation and amortization                          157,941           82,833
Deferred tax benefit                                  (124,000)
Decrease in accounts receivable                         53,808          (97,109)
Increase in other current receivables - loans         (109,613)         (16,907)
Increase in inventory and deferred contract costs     (421,451)
Decrease in prepaid expenses and other                  47,999         (246,156)
Increase in accounts payable, accrued expenses,
  and other                                             87,100           40,801
                                                   -----------      -----------
Net cash used by continuing operations                (551,612)        (204,863)
                                                   -----------      -----------

Cash flows from investing activities:
Loans to Harbor Ridge Communications, Inc.            (473,288)
Investment in Oakland Technologies                    (100,000)
(Increase) Decrease in certificates of deposit       1,261,803       (2,000,000)
Purchase of software, equipment and intangibles       (479,203)        (498,929)
                                                   -----------      -----------
                                                       209,312       (2,498,929)
                                                   -----------      -----------

Cash flows from financing activities:
Borrowings                                             319,886          485,000
Repayment of debt                                      (25,631)        (485,000)
Settlement costs                                       (40,000)              --
Issuance of securities                                      --        5,721,644
                                                   -----------      -----------

Net cash provided by financing activities              254,255        5,721,644
                                                   -----------      -----------

Net increase (decrease)  in cash                       (88,045)       3,017,852
Cash and cash equivalents - beginning                3,017,852               --
                                                   -----------      -----------
Cash and cash equivalents - ending                 $ 2,929,807      $ 3,017,852
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements
                               eSAFETYWORLD, Inc.



                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED JUNE 30, 2001 and 2000


                                                     Additional      Retained
                                                        Paid-in      Earnings           Total
                                Common Stock            Capital     (Deficit)           -----
                                ------------            -------    ----------

                             Shares       Amount
                             ------       ------
Balance, July 1,1999      1,900,000    $   1,900    $     8,100                   $    10,000

Issuance of equity
securities as part
of asset purchase           100,000          100        699,900                       700,000
Sale of equity securities 1,000,000        1,000      5,720,644                     5,721,644
                          ---------     --------      ---------
Net Income                                                         $    31,675         31,675
                                                                   -----------      ---------
Balance, June 30,2000     3,000,000        3,000      6,428,644         31,675      6,463,319

Net Loss                                                              (243,396)      (243,396)
Adjustment for
settlement of
offering costs                   --           --        (40,000)            --        (40,000)
                        -----------    ---------                   -----------    -----------

Balance, June 30,2001     3,000,000    $   3,000    $ 6,388,644    $  (211,721)   $ 6,179,923
                        ===========    =========    ===========    ===========    ===========








                 See Notes to Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

eSAFETYWORLD, Inc. was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999. It completed an initial public offering of its common stock in February 2000. resulting in net proceeds of $5,681,644. It will change its name to ACCIXX, Inc. in 2001.

The Company is engaged in the sale and distribution of industrial safety, critical environment, laboratory supply and first aid products on the world wide web and through conventional use of catalogs and toll free telephone numbers. In September 2000, it announced that it had commenced providing general business consulting services to other companies.

In December 2000 it established a subsidiary, Blue Marble World, Inc., to sell personal care, personal first aid, and nutrition products to independent distributors. Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements.

Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. A summary of Blue Marble World's operating activities follows:


Product development costs           $ 52,966
Marketing costs                       63,505
General and administrative            64,930
                                    --------
Loss during the development stage   $181,401
                                    ========

The startup costs incurred relate principally to work performed by employees and consultants of eSAFETYWORLD relating to the formulation of products, the design and development of a website and software, the design and preparation of sales literature and forms, and the establishment of a distribution network. Such amounts were allocated to Blue Marble World at cost without any markup based on the estimated percentage of time that each employee or consultant worked for the benefit of Blue Marble World. The amount of estimated time and expense was determined based on reference to specific time and expense reports. There were no allocations of general overhead. Management believes that the allocation by specific identification is reasonable.

At June 30, 2001, Blue Marble World's balance sheet consisted of:

ASSETS:

CURRENT ASSETS:
Inventories                                   $ 48,304

WEBSITE ,COMPUTER, and                          82,146
                                              --------
SOFTWARE

TOTAL                                         $130,450
                                              ========

LIABILITIES AND SHAREHOLDER'S
DEFICIENCY:

Accounts payable                                $8,547

Due to eSAFETYWORLD                            224,904

Common stock                                     7,400

Loss incurred in development stage,
  net of tax benefit                          (110,401)
                                              --------

Total                                         $130,450
                                              ========


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting and financial reporting policies follows.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiary, Blue Marble World, Inc. (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation. Through June 30, 2001, Blue Marble World's operations were limited to start-up activities.

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

Long-term service contracts are agreements to provide services over a period generally of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. Sales under these long-term service contracts are recorded under the percentage of completion method as work is performed. Costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and manpower requirements.

In determining the profitability of a long-term service contract, only direct costs associated with the contract are included in the estimate. General and administrative costs and selling costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management's best estimates of a contract's revenue and costs. Actual losses on individual long-term service contracts are compared to the loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable.

The initial clients of the Company's consulting business have opted to pay the Company by issuing shares of their common stock. The Company will distribute a significant portion of the shares received to its shareholders in the form of a dividend. Because of the Company's role in the dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions. Accordingly, it will comply with the prospectus delivery requirements that would apply to a statutory underwriter in connection with the distribution of client shares to our stockholders. Further, it acknowledges to its clients that it is familiar with the anti-manipulation rules of the SEC, including Regulation M under the Securities Exchange Act of 1934. These rules may apply to sales by it in the market, following the creation of a public market for client shares, if such a market ever develops.

     With certain exceptions, Regulation M prohibits any selling stockholder, any affiliated purchasers and any broker-dealer or other person who participates in an applicable distribution from bidding for or purchasing, or attempting to induce any person to bid for or purchase, any security which is the subject of the distribution until the entire distribution is complete. Regulation M also prohibits any bids or purchases made in order to stabilize the price of a security in connection with the distribution of that security. The foregoing restrictions may affect the marketability of its common stock.

     The Company's conclusion that it will likely be considered a statutory underwriter within the meaning of Section 2(11) of the Securities Act with respect to the distribution of client shares may preclude it from relying on any exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. It, therefore, elected a financial reporting policy of not recognizing income on consulting projects until the shares are fully earned. Accordingly, it has deferred $880,000 in revenue and $373,147 in costs relating to consulting engagements at June 30, 2001. The work related to these revenues has been completed; however, the related revenues and net profits have been deferred for the reasons set forth below. Substantially all of that deferred revenue is expected to be realized in the next 12 months. It appears that revenues from this initiative will comprise a significant portion of the Company's revenues during the next 12 months.

Inventories - Product inventories consist of finished goods acquired from third parties. Such costs, which are stated at the lower of FIFO cost or market, amounted to $48,304 at June 30, 2001. The remaining costs relate to deferred costs associated with consulting service engagements in progress.

 Advertising -- The Company charges advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs produced by outside vendors are charged to operations when mailed or distributed.

Basic Income Per Share -- Basic income per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets - Fixed assets consist of the following at June 30, 2001:

            Furniture and fixtures                  $ 10,812
            Website development costs                214,152
            Software                                  41,687
            Database                                  96,711
            Equipment                                 10,015
            Assets acquired under capital lease       35,974
                                                    --------

            Total                                    409,351

            Less - Accumulated depreciation           43,094
                                                    --------

            Net                                     $366,257
                                                    ========


Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful life of five years.

Website development costs are capitalized in accordance with Consensus Position 00-2 of the Emerging Issues Task Force.

Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Marketable Securities - The Company will classify equity securities received in connection with its consulting business as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities will be carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold will based on the specific identification method and reported in operations in the period sold.

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

Intangibles - The intangible assets acquired from Laminaire Corporation were being amortized on the straight-line basis over ten years. Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets mandate that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of effectiveness of these pronouncements, all goodwill would be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value.

Blue Marble Startup Costs - The costs directly associated with the startup of a new subsidiary's business are charged to operations as incurred and are included in Discontinued Operations in the accompanying Statements of Operations.

Statement of Cash Flows -- For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at June 30, 2001 approximates their market value.

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

At June 30, 2001, the Company has recorded a deferred tax benefit of $129,000.

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

     At June 30, 2001, Other Assets consisted principally of:

     o loans to Harbor Ridge Communications, Inc. , an investor and public relations company, in the aggregate amount of $473,288. The terms of the transaction have not yet been finalized, except that the loans are convertible, at the Company's option, into 50% of Harbor Ridge's common stock. The Company's consulting group also prepared a website for Harbor Ridge at no cost.

     o a bridge loan in the principal amount of $100,000 to SwapIt, which was made at the recommendation of the Company's underwriter. The bridge loan was converted to equity in July 2001 at which time the business became known as Oakland Technologies.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Consulting and Employment Agreements

The Company has consulting agreements with four entities controlled by officers or directors and an employment agreement with another officer under which the Company will pay minimum annual consulting fees and salaries of $480,000, $490,000, and $510,000 in each of the three years in the period ended June 30, 2004. None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare. Each of these officers has devoted an average of more than 40 hours per week to the Company during the year ended June 30, 2001.

Rent

The Company is obligated under the terms of two short-term operating leases for office space which call for minimum monthly rentals of approximately $1,500.

Equipment Leases

The Company leases servers, computers and similar equipment under various capital leases. Future minimum lease payments under these leases are as follows:

Year Ending June 30,                         Amount

2002                                        $14,801
2003                                         14,801
2004                                          7,400
                                            -------
Total                                        37,002
Interest                                      6,016
                                            -------
Present value of minimum commitments         30,986


Current portion                              11,100
                                            -------
Long-term portion                           $19,886
                                            =======


     Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of each lease. Such assets are summarized below at June 30, 2001:


Computer equipment:
Cost                  $35,974
Accumulated             4,497
                      -------
depreciation
Net                   $31,477
                      =======

Legal Matters

     The Company is a not a defendant in any legal action. However, in September 2001, the Company advised Community Home Mortgage Corporation and Community Home Funding Group, Ltd. (collectively referred to as "Community"), two affiliated entities, that it would seek remedies to settle unpaid balances due under consulting agreements. Community has advised the Company that it will commence an arbitration proceeding in which it will seek damages of $2,000,000. Based on the information available to date and discussion with counsel, the Company believes that Community's claims are without merit. The Company also believes that it has performed its procedures as agreed and will seek payment therefor.

Related Party Transaction

On September 27, 2000, The StockGame Company engaged eSAFETYWORLD and an to provide StockGame with:

     o    administrative and customer service support;

     o    assisting in the design, development and hosting of a website;

     o    accounting and management services support, and

     o    office space and telephone services.

The agreement with eSAFETYWORLD was amended in May 2001 with the terms of the amendments being considered to have been effective on September 27, 2000. In consideration of the services being provided, StockGame agreed to pay eSAFETYWORLD a one-time fee of $300,000 payable at the election of StockGame in either cash or 600,000 shares of StockGame common stock, respectively. In February 2001, StockGame advised eSAFETYWORLD that it would issue the shares of its common stock to satisfy its obligations under the agreement and, in accordance with the provisions of the consulting agreement, filed a registration statement with the Securities and Exchange Commission. Under the terms of the agreement, eSAFETYWORLD is also entitled to receive a fee equal to 5% of StockGame's annual revenue.

In September 2001, StockGame and eSAFETYWORLD rescinded their consulting agreement, eSAFETYWORLD returned the 600,000 shares of StockGame common stock and the two parties entered into a revised consulting agreement covering substantially the same services. The contract is renewable for a one year period on its contract anniversary date at StockGame's option, provided that John C. Dello-Iacono is its president at the renewal date. If John C. Dello-Iacono is not its president at the renewal date, then the extension requires the consent of both parties. In the event that StockGame opts to issue shares of common stock for compensation to eSAFETYWORLD to satisfy the obligations under the new consulting agreement, it agreed to register such common stock under the Securities Act of 1933, as amended, on Form SB-2 or S-1 prior to the issuance of the shares. It also agreed to distribute the 600,000 shares to eSAFETYWORLD within 24 hours after the applicable registration statement becomes effective. StockGame has advised eSAFETYWORLD that it will opt to issue shares.

Edward A. Heil, a minority shareholder and director of StockGame, is president of eSAFETYWORLD. Neither Mr. Heil nor eSAFETYWORLD are involved in StockGame's day-to-day decision making process.

NOTE 5 --  STOCKHOLDERS' EQUITY

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

There are 3,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on each matter submitted to the stockholders. The holders of common stock:

     o have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

     o are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

     o    do  not  have  preemptive,   subscription  or  conversion  rights,  or
          redemption or access to any sinking fund; and

     o are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

Completion of Initial Public Offering

The Company completed an initial public offering on February 23, 2000 in which it sold 1,000,000 shares of its common stock for gross proceeds of $7,000,000 (and a net proceeds after all expenses of $5,681,604). As part of the Offering, it paid the Underwriter a fee equivalent to 13% of total proceeds as commission and an expense allowance and also paid $92,000 as a consulting fee. The Company also sold a warrant covering an aggregate of up to 100,000 shares of common stock exercisable at a price of $10.50 per share to the underwriter. The underwriter paid a price of $100 for the warrant. The underwriter is entitled to receive 100,000 shares if it exercises the warrant, commencing on the first anniversary of the date of this offering until the fifth anniversary of the date of the offering. This underwriter's warrant is not transferable by the warrant holders other than to officers and partners of the underwriter. The exercise price of the underwriter's warrant and the number of shares of common stock for which the warrant is exercisable are subject to adjustment to protect the warrant holders against dilution in specific events.

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

In October 2000, the Company granted 450,000 options with an exercise price equal to the market price per share at the date of grant which was $.87 per share. All options are exercisable but none have been exercised.

Other Options Granted

The Company granted to a public relations firm options to purchase 200,000 shares of the Company's common stock at prices ranging form $3.75 to $7.00 per share. The options can be exercised after an applicable registration statement has been filed with the SEC. The options will expire two years after the registration statement is deemed effective. Such registration statement has not been filed.

NOTE 6-- BLUE MARBLE WORLD

Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in July 2001 pursuant to a plan to distribute 81% of Blue Marble World's stock to the Company's shareholders as a dividend.

eSAFETYWORLD and Blue Marble World signed a Business Management Agreement, as revised in September 2001, which requires Blue Marble World to pay a management fee to eSAFETYWORLD in a sum equal to 10% of Blue Marble World's gross revenues with a monthly minimum fee requirement of $3,500. Payment shall be made monthly and may be made, at Blue Marble World's option in cash or shares of Blue Marble World's common stock. If payment is made in common stock, eSAFETYWORLD shall have demand registration rights which may be exercised once in each 12 month period. The number of shares that will be issuable will be based on the closing bid price of Blue Marble World's shares on the last business day of each month. If no bid price exists, the number of shares issuable will be based on a price of $.50 per share. In addition, eSAFETYWORLD shall be reimbursed for the costs incurred by it for outside contractors and consultants. The agreement covers three years and automatically rolls over for an additional year at the end of each contract year unless terminated by one of the parties. Rates to be paid are to be renegotiated on each contract anniversary date.

At June 30, 2001, Blue Marble World owes eSAFETYWORLD an aggregate of $224,094. The Master Distribution Agreement between the two companies stipulates that the liability to eSAFETYWORLD shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to eSAFETYWORLD is not repaid in full by June 30, 2002, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2002. If we are unable to pay the balance by July 31, 2003, the unpaid balance may, at eSAFETYWORLD's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If eSAFETYWORLD converts amounts due it at any point after July 31, 2003, it shall have demand registration rights with respect to the shares received upon conversion. We shall pay all registration costs. The master agreement was negotiated before the Distribution and thus was negotiated between affiliated parties. Accordingly, we cannot assure you that any of this agreement, or that any of the transactions provided for in this agreement, will be effected on terms at least as favorable to us or to eSAFETYWORLD as could have been obtained from unaffiliated third parties.

Both the Company and Blue Marble World have agreed to share information with each other, at no cost to the requesting party, for the following purposes, unless the sharing would be commercially detrimental:

     o Each party has agreed to maintain adequate internal accounting to allow the other party to satisfy its own reporting obligations and prepare its own financial statements.

     o Each party will retain records that may be beneficial to the other party for a specified period of time. If the records are going to be destroyed, the destroying party will give the other party an opportunity to retrieve all relevant information from the records.

     o Each party will do its best to provide the other party with personnel, directors, officers or agents who may be used as witnesses in legal proceedings.

If problems arise between Blue Marble World and the Company, such disagreement will be settled in an arbitration procedure.

Commissions - Blue Marble World has entered into a distributor contract with Blue Marble Base. Two of the Company's officers and directors control Blue Marble Base. Blue Marble World is obligated to pay Blue Marble Base a commission based upon its distributor compensation plan even if these two individuals are not associated with Blue Marble World in the future.

Blue Marble World has entered into a three-year consulting agreement with its president, Thomas Swenson, who has no other affiliation with the Company, effective on June 1, 2001, under which he is entitled to receive:

     o Downline positions and placement as is mutually agreed by the parties. The commission will be paid in the same manner other distributors receive payment pursuant to Blue Marble World's compensation plan.

     o A percentage of sales of products in the United States and other countries agreed to by the parties equal to 4 % of the first $100,000 in monthly sales for the term of this agreement; 3% of monthly sales between $100,000 to $300,000 per month for the term of this agreement; 2% of monthly sales between $300,000 to $1,000,000; and 1% of monthly sales above $1,000,000 for the term of this agreement. The payment will be made 30 days after the close of each month.

     o An option to acquire 50,000 shares of Blue Marble World's common stock. The exercise price of the option shall be the opening price on the date that Blue Marble World's shares commence trading on the OTC Bulletin Board. The option becomes exercisable as follows: 10,000 shares 30 days after the shares begin trading and 10,000 shares every thirty day thereafter until the option on all 50,000 shares becomes fully exercisable. . o An additional option to acquire up to 25,000 shares of Blue Marble World's common stock which becomes exercisable when monthly sales equal or exceed $25,000 per month for three consecutive months; 25,000 shares when monthly sales equal or exceed $50,000 for three consecutive months; 100,000 shares when monthly sales equal or exceed $100,000 for three consecutive months; and 100,000 shares when monthly sales equal or exceed $200,000 for three consecutive months. The exercise price of the option shall be the average closing bid price for the 31st through the 60th day following the date on which the Company's shares commence trading on the OTC Bulletin Board.

     o The president shall receive a fee of $4,000 per month when and if we raise a minimum of $200,000 in equity financing from sources other than eSAFETYWORLD. Such payments will continue until Mr. Swenson's monthly payments from commissions exceed $5,000 per month. In other months, the consulting fee shall be reduced using the following formula - ($4,000 minus payments received from commissions minus $1,000).

NOTE 7 -- ACQUISITION OF CERTAIN INTANGIBLE ASSETS

On August 11, 1999, the Company entered into an agreement under which it acquired certain intangible assets and rights from the Distribution Division of Laminaire Corporation for a final purchase price, including expenses, of $1,211,000. The purchase price included the issuance of 100,000 shares of its common stock which were valued at the public offering price for financial reporting purposes. During the year ended June 30, 2001, the Company made additional payments under its guarantees and also incurred legal costs emanating from the Laminaire transaction. These charges amounted to $41,141 (included in the $1,211,000) and were charged to Acquired Intangibles. The Company may pursue legal action against Laminaire in connection with these and other matters although the likelihood of collection is very uncertain given that Laminaire has filed a petition in bankruptcy.

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