Form 10QSB
period 2001-09-30
ESAFETYWORLD INC
filed 2001-11-14
CIK 1094012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                        Commission file number: 000-29511

                               eSAFETYWORLD, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                         11-3496415
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification Number)

                                 80 Orville Dr.
                             Bohemia, New York 11716
                    (Address of principal executive offices)

                                 (631) 244-1454
                           (Issuer's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, as of October 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
                               eSAFETYWORLD, Inc.


                                      INDEX

                                                                            PAGE
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30,
2001 and June 30, 2001                                                       3-4

Condensed Statements of Consolidated Operations for the
Three  Months Ended September 30, 2001 and 2000                                5

Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2001 and 2000                                                    6

Condensed Consolidated Statement of Stockholders' Equity for the
Three Months Ended September 30, 2001                                          7

Notes to Condensed Consolidated Financial Statements                        8-17

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  18-22

PART II.
OTHER INFORMATION                                                             23
                               eSAFETYWORLD, Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        September 30, 2001    June 30, 2001
                                                                        -----------------------------------
                                                                                (unaudited)
Current Assets:
Cash and cash equivalents                                                       $2,501,245       $2,929,807
Certificate of deposit, including $300,000 collateralizing note
payable bank                                                                       744,061          738,197
Accounts receivable, net of allowance for doubtful accounts of
$3,000 and deferred net revenues of approximately $440,000                           5,806           43,302
Loans Receivable                                                                   172,235          126,520
Inventory and deferred contract costs                                              650,927          421,451
Prepaid expenses and other                                                          96,271          198,157
                                                                                ----------       ----------

                  Total Current Assets                                           4,170,545        4,457,434

Property and Equipment, less accumulated depreciation of $60,060
and $43,094                                                                        366,803          366,257

Acquired Intangibles, less accumulated amortization of $ 197,683                 1,078,099        1,078,099

Deferred income tax benefit                                                        183,000          129,000

Other Assets                                                                       648,573          576,289
                                                                                ----------       ----------

Total Assets                                                                    $6,447,020       $6,607,079
                                                                                ==========       ==========



            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30, 2001    June 30, 2001
                                                                        -----------------------------------
                                                                                (unaudited)
Current Liabilities:
Accounts payable, accrued expenses, and other                                  $    83,843      $   132,901
                                                                               -----------      -----------

Long Term Liabilities:
Capital Lease Obligation                                                            16,858           19,886
Notes payable (secured by a certificate of deposit)-bank                           249,918          274,369
                                                                               -----------      -----------
Total Long-term liabilities                                                        266,776          294,255
                                                                               -----------      -----------

Total Liabilities                                                                  350,619          427,156
                                                                               -----------      -----------

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized; 3,000,000
shares issued and outstanding                                                        3,000            3,000
Additional paid-in capital                                                       6,388,644        6,388,644
Deficit                                                                           (295,243)        (211,721)
                                                                               -----------      -----------
          Stockholders' Equity                                                   6,096,401        6,179,923
                                                                               -----------      -----------

Total Liabilities and Stockholders' Equity                                     $ 6,447,020      $ 6,607,079
                                                                               ===========      ===========



            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                 2001           2000
                                                          --------------------------
Revenues                                                  $    11,493    $   249,420
Cost of Revenues                                               57,323        179,247
                                                          -----------    -----------

Gross Profit                                                  (45,830)        70,173
                                                          -----------    -----------

Expenses and Other:
     Selling and administrative expenses                      102,016         66,893
     Amortization of intangibles                                    0         27,616
     Other-net (principally interest)                         (23,035)       (64,593)
                                                          -----------    -----------
     Total Expenses and Other                                  78,981         29,926
                                                          -----------    -----------

Pretax Income (Loss) from Continuing Operations              (124,811)        40,257

Income Taxes (Benefit)                                        (50,000)        13,180
                                                          -----------    -----------

Income (Loss) from Continuing Operations                      (74,811)        27,077
                                                          -----------    -----------

Discontinued Operations -net of applicable income tax
benefit of $4,000                                              (8,711)            --
                                                          -----------    -----------

Net Income (Loss)                                         ($   83,522)   $    27,077
                                                          ===========    ===========

Basic Income per Share                                    $      (.03)   $       .01
                                                          ===========    ===========
Weighted average number of common and Common equivalent
shares outstanding                                          3,000,000      3,000,000
                                                          ===========    ===========



            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                 2001           2000
                                                          --------------------------
Cash flows from operating activities:
Net income                                                $   (83,522)   $    27,077
Adjustments to reconcile net earnings to net cash
 provided by operating
activities:
Depreciation and amortization                                  16,966         32,680
Deferred tax benefit                                          (54,000)            --
Decrease in net operating assets                             (185,101)      (168,435)
                                                          -----------    -----------
Net cash used by operations                                  (305,657)      (108,678)
                                                          -----------    -----------

Cash flows from investing activities:
Investments made                                              (72,050)
(Increase)  Decrease in certificates of deposits               (5,864)
Purchase of software and equipment                            (17,512)       (42,575)
                                                          -----------    -----------
                                                              (95,426)
                                                          ------------

Cash flows from financing activities:
Repayment of debt                                             (27,479)
                                                          -----------
Net cash provided by financing activities                     (27,479)
                                                          -----------

Net increase (decrease)  in cash                             (428,562)      (151,253)
Cash and cash equivalents - beginning                       2,929,807      3,017,852
                                                          -----------    -----------
Cash and cash equivalents - ending                        $ 2,501,245    $ 2,866,599
                                                          ===========    ===========



            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                  Common      Common    Additional
                                   Stock       Stock       Paid-in    Retained
                                  Shares      Amount       Capital    Earnings         Total
                                  ------      ------       -------    --------         -----
Balance, June 30, 2001         3,000,000    $  3,000    $6,388,644   $(211,721)   $6,179,923
Net Loss                                                               (83,522)      (83,522)
                                                                     ---------    ----------

Balance, September 30, 2001    3,000,000    $  3,000    $6,388,644   $(295,243)   $6,096,401
                              ==========    ========    ==========   =========    ==========




            See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

     eSAFETYWORLD, Inc. was incorporated as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999. It completed an initial public offering of its common stock in February 2000.

     The Company is engaged in the sale and distribution of industrial safety, cleanroom, laboratory supply and first aid products on the world wide web and through conventional use of catalogs and toll free telephone numbers. The Company also provides consulting services to other companies. In December 2000, the Company established a subsidiary, Blue Marble World, Inc., to sell personal care, personal first aid, and nutrition products to independent distributors.

     The accompanying unaudited condensed financial statements of eSAFETYWORLD, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. The condensed consolidated balance sheet as of June 30, 2001 has been derived from the Company's audited balance sheet as of that date.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

     Blue Marble World filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. A summary of Blue Marble World's operating activities for the three months ended September 30, 2001 follows:


Product development costs                $6,498
General and administrative                6,213
                                          -----

Loss during the development stage       $12,711
                                        =======

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

At September 30, 2001, Blue Marble World's balance sheet consisted of:

ASSETS:

CURRENT ASSETS:
Inventories                                                        $48,604

WEBSITE , COMPUTER and SOFTWARE                                     87,115
                                                                  --------

TOTAL ASSETS                                                      $135,719
                                                                  ========

LIABILITIES AND SHAREHOLDER'S DEFICIENCY:

Due to eSAFETYWORLD                                               $247,431

Common stock                                                         7,400

Deficit                                                           110,401)

Loss incurred in development stage, net of tax benefit,
for three months ended September 30, 2001                          (8,711)
                                                                  --------
Total LIABILITIES AND
STOCKHOLDER'S DEFICIENCY                                          $135,719
                                                                  ========

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting and financial reporting policies follows.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiary, Blue Marble World, Inc. (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation. Through September 30, 2001, Blue Marble World's operations were limited to start-up activities.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles included in the financial statements.

Revenue Recognition -- Revenue for product sales is recognized in the period in which the product is shipped.

     Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. Sales under these long-term service contracts are recorded under the percentage of completion method as work is performed. Costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and manpower requirements.

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

     The initial clients of the Company's consulting business have opted to pay the Company by issuing shares of their common stock. The Company may distribute a significant portion of the shares received to its shareholders in the form of a dividend. Because of the Company's role in the dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions.

     The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. It, therefore, elected a financial reporting policy of not recognizing income on consulting projects until the shares are fully earned. Accordingly, it has deferred net revenues of approximately $440,000 relating to consulting engagements at September 30, 2001. The work related to these revenues has been completed and, accordingly, a significant portion of the deferred revenue is expected to be realized in the next 12 months. It appears that revenues from consulting activities may comprise a significant portion of the Company's revenues during the next 12 months.

Inventories - Product inventories consist of finished goods acquired from third parties. Such costs, which are stated at the lower of FIFO cost or market, amounted to $48,604 at September 30, 2001. The remaining costs relate to deferred costs associated with consulting service engagements in progress.

Advertising -- The Company charges advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs produced by outside vendors are charged to operations when mailed or distributed.

Basic Income Per Share -- Basic income (loss) per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets - Fixed assets consist of the following at September 30, 2001:

          Furniture and fixtures                                 $10,812
          Website development costs                              225,402
          Software                                                47,949
          Database                                                96,711
          Equipment                                               10,015
          Assets acquired under capital lease                     35,974
                                                                  ------

          Total                                                  426,863

          Less - Accumulated depreciation                         60,060
                                                                  ------

          Net                                                   $366,803
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

Marketable Securities - The Company will classify equity securities received in connection with its consulting business as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities will be carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold will be based on the specific identification method and reported in operations in the period sold.

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

Intangibles - The intangible assets acquired from Laminaire Corporation were being amortized on the straight-line basis over ten years. Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets mandate that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of effectiveness of these pronouncements, all goodwill will be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value.

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

The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at September 30, 2001 approximates their market value.

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

At September 30, 2001, the Company has recorded a deferred tax benefit of $183,000.

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

     At September 30, 2001, Other Assets consisted principally of:

     o loans to Harbor Ridge Communications, Inc. , an investor and public relations company, in the aggregate amount of $545,338. The Company has agreed to convert $200,000 of the principal balance of this loan into a 19.9% equity interest in Harbor Ridge and the remainder into a two year loan with interest payable at the prevailing prime lending rate.

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

Equipment Leases

The Company leases servers, computers and similar equipment under various capital leases. Future minimum lease payments under these leases are as follows:

Twelve Months Ended September 30,                      Amount

2002                                                  $14,801
2003                                                   14,801
2004                                                    3,700
                                                      -------
Total                                                  33,302
Interest                                                4,946
                                                      -------
Present value of minimum commitments                  $28,356
                                                      =======

Current portion                                       $11,499
                                                      =======
Long-term portion                                     $16,857
                                                      =======


     Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of each lease. Such assets are summarized below at June 30, 2001:


Computer equipment:
Cost                                             $ 35,974
Accumulated depreciation                            5,396
                                                 --------
Net                                               $30,578
                                                 ========

Legal Matters

     The Company is a not a defendant in any legal action. However, in September 2001, the Company advised Community Home Mortgage Corporation and Community Home

Funding Group,Ltd. (collectively referred to as "Community"), two affiliated entities, that it would seek remedies to settle unpaid balances due under consulting agreements. Community advised the Company that it would commence an arbitration proceeding in which it would seek damages of $2,000,000. However, in November 2001 the parties agreed to withdraw their claims with prejudice.

NASDAQ Delisting Notice

     On October 22, 2001, the Company received a Nasdaq Staff Determination indicating that as of such date Nasdaq had not received the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2001, that it had failed to comply with Nasdaq Marketplace Rule 4310(c)(14) and that its common stock was, therefore, subject to delisting from the Nasdaq SmallCap Market on October 30, 2001. The Company subsequently filed its Annual Report on Form 10-KSB for its fiscal year ended June 30, 2001 and requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. On November 5, 2001, the Company received another Nasdaq Staff Determination indicating that the Nasdaq staff has determined to delist its common stock from The Nasdaq Stock Market pursuant to Nasdaq Marketplace Rules 4300, 4330(a)(2), 4310(c)(16), 4350(c), 4350(d)(2)(C) and 4310(c)(13) because of concerns about the content of and procedures relating to its recent press releases, its reported financial results, including revenues, and other matters. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review this Staff Determination. Nasdaq has informed the Company that it has a hearing scheduled before a Nasdaq Listing Qualifications Panel on December 13, 2001. At this hearing, the Company will be required to demonstrate its ability to sustain long term compliance with all applicable Nasdaq maintenance requirements. There can be no assurance that the Panel will grant the Company's request for continued listing.

     If the Company's stock does not satisfy Nasdaq's listing requirements, it may apply for quotation of its common stock on any other organized market or quotation system on which the common stock may be eligible for trading, such as the NASD's OTC Electronic Bulletin Board or pinksheets.com. There can be no assurance that the Company's common stock will be accepted for listing or trading on either of these quotation systems. A delisting of the Company's common stock from Nasdaq could have an adverse effect on the market price of its common stock and the ability and capacity of persons to acquire or sell shares of its common stock.

Related Party Transaction

     On September 27, 2000, The StockGame Company engaged the Company to provide StockGame with:

     o    administrative and customer service support;

     o    assistance in the design, development and hosting of a website;

     o    accounting and management services support, and

     o    office space and telephone services.

StockGame agreed to pay the Company a one-time fee of $300,000 payable at the election of StockGame in either cash or 600,000 shares of StockGame common stock. In February 2001, StockGame advised the Company that it would issue the shares of its common stock to satisfy this obligation under the agreement and subsequently filed a registration statement with the Securities and

Exchange Commission to register the Company's shares. Under the terms of the agreement, the Company is also entitled to receive a cash fee equal to 5% of StockGame's annual revenue.

     In September 2001, StockGame and the Company rescinded their consulting agreement, the Company returned the 600,000 shares of StockGame common stock and the two parties entered into a new consulting agreement. The contract is renewable for a one year period on its contract anniversary date at StockGame's option, provided that its president remains in his current position on the renewal date. If he is not StockGame's president at the renewal date, then the extension requires the consent of both parties. In the event that StockGame elects to issue shares of common stock for compensation to the Company to satisfy the obligations under the new consulting agreement, it agreed to register such common stock under the Securities Act of 1933, as amended, on Form SB-2 or S-1 prior to the issuance of the shares. It also agreed to deliver certificates for the 600,000 shares to the Company within 24 hours after the applicable registration statement becomes effective. StockGame has advised the Company that it will elect to compensate the Company in shares.

Edward A. Heil, a minority shareholder and director of StockGame, is president of the Company. Neither Mr. Heil nor any other Company officer, director or employee is involved in StockGame's day-to-day decision making process or operations, other than pursuant to the consulting services provided by the Company to StockGame.

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

Stock Option Plan

     The Company has a stock option plan that expires in 2009 under which it may grant incentive stock options, non-qualified options and stock appreciation rights for up to an aggregate of 450,000 shares of common stock. Incentive stock options granted under the plan must conform to applicable federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant or 110% of fair market value for ten percent or more stockholders. Other options and stock appreciation rights may be granted on terms determined by the compensation committee of the board of directors.

     In October 2000, the Company granted 450,000 options with an exercise price equal to the market price per share at the date of grants which was $.87 per share. All options are exercisable but none have been exercised.

Other Options Granted

     The Company granted to a public relations firm options to purchase 200,000 shares of the Company's common stock at prices ranging from $3.75 to $7.00 per share. The options will expire two years after a registration statement covering the shares underlying the optionsis deemed effective. Such registration statement has not been filed.

NOTE 6 -- BLUE MARBLE WORLD

     Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in July 2001 pursuant to a plan to distribute 81% of Blue Marble World's stock to the Company's shareholders as a dividend.

     The Company and Blue Marble World signed a Business Management Agreement, which as amended requires Blue Marble World to pay a management fee to the Company in a sum equal to 10% of Blue Marble World's gross revenues with a monthly minimum fee requirement of $3,500. Payment may be made, at Blue Marble World's option, in cash or shares of Blue Marble World's common stock. If payment is made in common stock, the Company shall have demand registration rights which may be exercised once in each 12 month period. The number of shares that will be issuable will be based on the closing bid price of Blue Marble World's shares on the last business day of each month. If no bid price exists, the number of shares issuable will be based on a price of $.50 per share. In addition, the Company shall be reimbursed for the costs incurred by it for outside contractors and consultants. The agreement covers three years and automatically rolls over for an additional year at the end of each contract year unless terminated by one of the parties. Rates to be paid are to be renegotiated on each contract anniversary date.

     At September 30, 2001, Blue Marble World owes the Company an aggregate of $247,431. The Master Distribution Agreement between the two companies stipulates that the liability to the Company shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to the Company is not repaid in full by June 30, 2002, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2002. If Blue Marble World is unable to pay the balance by July 31, 2003, the unpaid balance may, at the Company's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If the Company converts amounts due it at any point after July 31, 2003, it shall have demand registration rights with respect to the shares received upon conversion and shall pay all registration costs. The master agreement was negotiated between affiliated parties. Accordingly, the Company can make no assurances that any of this agreement, or that any of the transactions provided for in this agreement, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

Commissions - Blue Marble World has entered into a distributor contract with Blue Marble Base. Two of the Company's officers and directors control Blue Marble Base. Blue Marble World is obligated to pay Blue Marble Base a commission based upon its distributor compensation plan even if these two individuals are not associated with Blue Marble World in the future.

Commitments - Blue Marble World has entered into a three-year consulting agreement with its president, Thomas Swenson, who has no other affiliation with the Company, effective on June 1, 2001, under which he is entitled to receive:

     o Downline positions and placement as is mutually agreed by the parties. The commission will be paid in the same manner other distributors receive payment pursuant to Blue Marble World's compensation plan.

     o A percentage of sales of products in the United States and other countries agreed to by the parties equal to 4% of the first $100,000 in monthly sales for the term of this agreement; 3% of monthly sales between $100,000 to $300,000 per month for the term of this agreement; 2% of monthly sales between $300,000 to $1,000,000; and 1% of monthly sales above $1,000,000 for the term of this agreement. The payment will be made 30 days after the close of each month.

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

                                     PART II

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, the market success of its products, its lack of infrastructure to support popular products, dependence on key personnel, the success of the Company's consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

     We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired intangible assets, including customer and vendor lists, from the Distribution Product Group of Laminaire Corporation. We devoted the period from August 1999 to late 2000 developing our business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing marketing tools and catalogues and establishing infrastructure. We adopted a cautious approach in implementing our strategies because the experience of other smallcap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, we became increasingly committed to a strategy that does not require a high level of fixed costs or require major cash outlays to establish brand recognition. We completed an initial public offering of its common stock in February 2000.

     During the fourth calendar quarter of 2000, our analysis of market conditions as well as the capital markets caused us to consider augmenting our initial business focus in order to increase the likelihood of successfully achieving our business goals. As a result, we decided to take advantage of the existing core skills of our management team and expand into two new areas, personal care and nutrition products and business consulting. Neither of these areas requires substantial capital commitments.

     At September 30, 2001, we had two core business groups:

     Safety Products Business - We market and distribute disposable industrial safety, laboratory and critical environment products to companies whose employees work in manufacturing, construction or critical environments and may be to environmental hazards. We operate a Business-to-Business e-Commerce site over the Internet and also offer our customers a 360 degree ordering solution by making toll free numbers and catalogs available for customers who prefer traditional ordering methods.

     During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the two quarters ended September 30, 2001. In addition, orders aggregating approximately $300,000 received previously were cancelled or deferred indefinitely.

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

In October 2002, we introduced the first product under our high technology and specialty products plan. This product, which is designed to help protect corporate mailrooms as well as the home, is our MailSafe Containment Chamber. It allows an individual to open mail or standard size overnight packages in a confined airtight environment. MailSafe is designed and tested to be air tight and allows the operator to view the contents of an envelope or package without having direct exposure to such contents. If there appears to be an unusual or suspicious item in the mail, it can be retained in the airtight chamber until appropriate authorities are summoned to inspect those contents. The initial unit is a commercial unit designed to accommodate mailrooms and has a list price of $850 plus shipping costs. This product is now available for shipment to customers. We have received orders for 24 units through November 12, 2001. The product is being manufactured for us by a contract manufacturer with whom we have placed on open purchase order which we may cancel at any time. We will commence the marketing campaign consisting of telemarketing and mailing programs for MailSafe during the third week of November 2001.

     We have applied for a provisional patent on our MailSafe Containment Chamber product. We subsequently have been informed by Seavisions of South Florida, Inc. that it claims to have filed for patent protection for a similar product before we did. Based on the advice of our patent counsel, we believe that our application for a provisional patent should be granted; however, no assurance can be given that we will receive provisional patent protection or that MailSafe will not eventually be considered to be infringing on the patent rights of third parties.. We also have become aware of at least three companies that have introduced products similar to MailSafe. We believe that these products were introduced after we filed for preliminary patent protection, but no assurances can be given that we will be able to prevent or limit these competing products from being sold.

     There is no way that we can predict the likely demand for the MailSafe Containment Chamber or our ability to satisfy that demand. MailSafe is designed as a product that can be used in either the office mailroom or the home. We expect that reaching these markets will require a substantial marketing program and distribution system. We currently do not have the infrastructure or the financial resources to undertake a major national marketing and distribution program and would consider a strategic alliance with a national distributor. No discussions or negotiations are currently underway with any such potential strategic partner and no assurances can be given that we will be successful in making such an arrangement. In November 2001, we commenced a direct mailing and telemarketing campaign to sell MailSafe.

     Unless MailSafe or another product is very successful, we believe that we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current reduced level of demand.

Consulting Program - We established a consulting program to assist companies to develop an effective business strategy and take advantage of financial, technological and general business opportunities. Fees due by these companies are generally payable in cash or stock, at the client's option. We may consider dividending shares of stock received from our clients to our shareholders, but are not obligated to do so. We generally do not accept shares from clients until those shares are registered by such clients in an effective registration statement filed pursuant to the Securities Act of 1933, as amended. During the fiscal year ended June 30, 2001, three clients filed registration statements with respect to their shares to be issued to us in payment of consulting fees. Even if the registration statements of clients are declared effective, there are no assurances that a liquid trading market will ever develop for the shares of stock that we receive.

     We have elected a financial reporting policy of not recognizing income on consulting projects until the shares are fully earned. Accordingly, we have deferred net revenues of approximately $440,000 relating to consulting engagements at September 30, 2001. Substantially all of that deferred revenue is expected to be realized in the next 12 months. It appears that revenues from this initiative will comprise a significant portion of our revenues during the next 12 months, and we are expanding the resources devoted to this new endeavor.

Discontinued Operations - Personal Care and Nutrition - In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors will purchase products from Blue Marble World's website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques that we believe to be distinctive, developed a distributor compensation plan and entered into an agreement with a contract manufacturer and a fulfillment center. A substantial portion of Blue Marble World's resources since inception were devoted to the development of products, a website, software, marketing materials and the final design of the distributor compensation plan. Most of these tasks are expected to be completed in late 2001 or early 2002.

     In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World's shares to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements.

Results of Operations

General:

Three Months ended September 30, 2001compared to three months ended September 30, 2000

Revenue

Total revenues for the three months ended September 30, 2001 ("the 2001 period") decreased by $237,927, or approximately 95%, to $11,493 from $249,420 for the three months ended September 30, 2000 ("the 2000 period") due to declining order flow, order cancellations and adverse economic and market conditions.

Cost of Revenues

Cost of revenues decreased $121,924, or 68% to $57,323 in the 2001 period as compared to $179,247 in the 2000 period, primarily as a result of lower revenues. As a percentage of revenues, cost of revenues increased from 72% to 499% in the 2001 period, primarily because fixed costs were a higher component of overall reduced revenues.

Expenses

Net expenses increased by $49,055, or 164%, to $78,981 in the 2001 period from $29,926 in the 2000 period, and constituted approximately 687% and 12% of revenues in the 2001 and 2000 periods, respectively.

Net Income

Net income decreased by $110,599 to a loss of ($83,522) in the 2001 period from $27,077 in the 2000 period. The decrease was primarily attributable to lower revenues.

Liquidity and Capital Resources

     We believe that the remaining net proceeds of our initial public offering are sufficient to satisfy our working capital and business development requirements for at least the next nine to 12 months. At September 30, 2001, we had cash and certificates of deposit of approximately $3,245,306.

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

PART II      OTHER INFORMATION

          Item 1    Legal Proceedings

     The Company is a not a defendant in any legal action. However, in September 2001, the Company advised Community Home Mortgage Corporation and Community Home Funding Group, Ltd. (collectively referred to as "Community"), two affiliated entities, that it would seek remedies to settle unpaid balances due under consulting agreements. Community advised the Company that it would commence an arbitration proceeding in which it would seek damages of $2,000,000. However, in November 2001 the parties agreed to withdraw their claims with prejudice.


          Item 2    Changes in Securities

                        None

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


                                                     eSAFETYWORLD, Inc.
                                                     ------------------
                                                        (Registrant)



                                                     /s/ Edward A, Heil
                                                     ------------------
                                                 By:     Edward A. Heil
                                                         President


                                                 By: /s/ R. Bret Jenkins
                                                     ------------------
                                                     R. Bret Jenkins
                                                     Chief Financial Officer



Date:    November __, 2001

[logo] Eichler Bergsman & Co., LLP                          Gilbert Bergman
       Certified Public Accountants                         Paul Eichler
404 Park Avenue South, New York, New York 10016             Michael E. Silverman
Tel 212-447-9001  Fax 212-447-9006


                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of
 eSAFETYWORLD, INC.

We have reviewed the accompanying balance sheet of eSAFETYWORLD, INC. as of September 30, 2001 and the related statements of operations and cash flows, and stockholders' equity for the three months then ended, in accordance with Statements on Standard for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of eSAFETYWORLD, INC.

A review consists principally of inquiries of Company personal and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/Eichler Bergsman & Co., LLP
New York, New York
November 13, 2001