Form 10QSB
period 2001-12-31
ESAFETYWORLD INC
filed 2002-02-20
CIK 1094012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 000-29511

eSAFETYWORLD, INC.
(Exact name of small business issuer as specified in its charter)

                     Nevada                                                               11-3496415
                     (State or other jurisdiction                                      ( IRS Employer
                       of incorporation or organization)                            Identification Number)

80 Orville Dr.
Bohemia, New York 11716
(Address of principal executive offices)

(631) 244-1454
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, as of December 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

eSAFETYWORLD, Inc.

INDEX

PAGE

PART I.

FINANCIAL INFORMATION

Item 1.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2001
(unaudited)

Current Assets:
Cash and cash equivalents	$1,989,555
Certificate of deposit, including $300,000 collateralizing note payable bank
740,039
Accounts receivable, net of allowance for doubtful accounts of $3,000
42,182
Loans Receivable	181,709
Inventory	48,604
Prepaid expenses and other	19,333

Total Current Assets	3,021,422

Property and Equipment, less accumulated depreciation of $77,061
372,915

Acquired Intangibles, less accumulated amortization of $1,254,376
56,693

Other Assets - net	800,041

Total Assets	$4,251,071

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31, 2001
(Unaudited)

Current Liabilities:
Accounts payable and accrued expenses	$77,426

Long Term Liabilities:
Capital lease obligation	13,720
Notes payable (secured by a certificate of deposit)-bank	241,605
Total Long-term liabilities	255,325

Total Liabilities	332,751

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	6,388,644
Accumulated deficit	(2,473,324)
Stockholders' Equity	3,918,320

Total Liabilities and Stockholders' Equity	$4,251,071

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	2001	2000
Revenues	$93,030	$486,040
Cost of Revenues	126,350	313,463

Gross Profit	(33,320)	172,577

Expenses and Other:
Selling and administrative expenses	417,915	138,973
Other:
Writedowns and amortization of goodwill	1,580,693	55,565
Regulatory costs	124,000	- -
Other-net (principally interest)	(42,271)	(128,893)
Total Expenses and Other	2,080,337	65,645

Income (Loss) from Continuing Operations before Income Taxes
	(2,113,657)	106,932

Income Taxes	133,235	20,900

Income (Loss) from Continuing Operations	(2,246,892)	86,032

Discontinued Operations net of applicable income tax benefit of $4,000 in 2000		(42,825)
	(14,711)

Net Income (Loss)	$(2,261,603)	$43,207

Basic and Diluted Income (Loss) per Share:
Continuing operations	$(.75)	$.03
Discontinued operations	--	(.01)
Net	$(.75)	$.02
Weighted average number of common and Common equivalent shares outstanding	3,000,000	3,000,000

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	2001	2000
Revenues	$81,537	$236,619
Cost of Revenues	69,027	134,215

Gross Profit	12,510	102,404

Expenses and Other:
Selling and administrative expenses	315,898	71,700
Other:
Writedown and amortization of goodwill	1,580,693	27,949
Regulatory costs	124,000	0
Other - net (principally interest)	(19,236)	(64,300)
Total Expenses and Other	2,001,355	35,349

Income (Loss) from Continuing Operations Before Income Taxes
	(1,988,845)	67,055

Income Taxes	183,235	8,100

Income (Loss) from Continuing Operations	(2,172,080)	58,955

Discontinued Operations	(6,000)	(42,825)
Net Income (Loss)	$(2,178,080)	$16,130

Basic and Diluted Income (Loss) per Share
Continuing operations	$(.72)	$.02
Discontinued operations	--	(.01)
Net	$(.72)	$.01
Weighted average number of common and Common equivalent shares outstanding	3,000,000	3,000,000

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(2,261,603)	$43,207
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and writedowns	1,773,896	66,260
Deferred tax benefit	183,235	-
Increase (decrease) in net operating assets	1,163,308	(386,204)
Net cash used in operations	(858,836)	(276,737)

Cash flows from investing activities:
Investments	(17,500)
Increase in certificates of deposits	(1,872)
Purchase of software, web site development, and patent	(23,114)	(110,931)
Net cash used in investing activities	(42,486)	(110,931)

Cash flows from financing activities:
Repayment of debt	(38,930)
Net cash used in financing activities	(38,930)	-

Net decrease in cash	(940,232)	(387,668)
Cash and cash equivalents beginning	2,929,807	3,017,852
Cash and cash equivalents ending	$1,989,555	$2,630,184

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, June 30, 2001	3,000,000	$3,000	$6,388,644	$(211,721)	$6,179,923
Net Loss				(2,261,603)	(2,261,603)

Balance, December 31, 2001	3,000,000	$3,000	$6,388,644	$(2,473,324)	$3,918,320

See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

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

The accompanying unaudited condensed financial statements of eSAFETYWORLD, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

Blue Marble World filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. A summary of Blue Marble World's operating activities for the three and six-month periods ended December 31, 2001 follows:

	Three Months	Six Months
Product development costs	$0	$6,498
General and administrative	6,000	12,213

Loss during the development stage	$6,000	$18,711

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

At December 31, 2001, Blue Marble World's balance sheet consisted of:

ASSETS:

CURRENT ASSETS:
Inventories	$48,604

WEBSITE , COMPUTER and SOFTWARE	87,115

TOTAL ASSETS	$135,719

LIABILITIES AND STOCKHOLDER'S DEFICIENCY:

Due to eSAFETYWORLD	$253,431

Common stock	7,400

Deficit	(110,401)

Loss incurred in development stage, net of tax benefit, for the six months ended December 31, 2001
(14,711)

Total LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$135,719

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting and financial reporting policies follows.

Principles of Consolidation  The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiary, Blue Marble World, Inc. (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation. Through December 31, 2001, Blue Marble World's operations were limited to start-up activities.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles included in the financial statements. In future periods, the ultimate realizability of assets received in satisfaction for billed consulting services will involve assumptions and estimates.

Revenue Recognition  Revenue for product sales is recognized in the period in which the product is shipped.

Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. The initial clients of the Company's consulting business have opted to pay the Company by issuing shares of their common stock. The Company decided to distribute a significant portion of the shares to be received from its clients to its shareholders in the form of a dividend. Because of the Company's role in the dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions. The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. In addition, the Company also concluded during the six months ended December 31, 2001 that it should investigate certain other matters including whether it should engage a broker/dealer in the dividend distribution process. The changes in facts and circumstances that arose during the fourth quarter of the fiscal year ended June 30, 2001 and the six months ended December 31, 2001 resulted in the Company recognizing that more uncertainties existed than were originally known. Accordingly, in the quarter ended June 30, 2001 and thereafter it opted to change the means by which it estimated revenue on consulting agreements from recognizing revenue as work is performed to recognizing revenue after the shares to be received from clients have been registered by clients and a market value has been established. All consulting revenue recognized prior to March 31, 2001 was written off and deferred at June 30, 2001.

Prior to March 31, 2001, prior to the uncertainties being known, the Company recognized revenue on consulting contracts as the work was performed. If the uncertainties had been known, the Company would not have recognized the revenues of those contracts until the issues giving rise to the uncertainties were resolved. The impact of recognizing revenues on consulting agreements during the quarters ended March 31, 2001 and December 31, 2000 is as follows:

Quarter Ended
	September 30, 2000		December 31, 2000		March 31, 2001
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted

Revenues	$249,420	$99,420	$236,619	$86,619	$374,152	$134,152
Costs and expenses	209,163	113,513	212,389	169,905	402,634	282,782
Pretax income	40,257	(14,093)	24,320	(83,286)	(28,482)	(148,630)
Income taxes (expense)
	(13,180)	4,482	(8,100)	26,485	13,900	47,264
Net income (loss)	27,077	(9,611)	$16,130	($56,801)	($14,582)	($101,366)
Income (loss) per share
	$.01	$.00	$.01	$(.02)	$.00	$(.03)

The "as adjusted" column assumes that the changes in facts and circumstances described above had been known at each period presented.

As of December 31, 2001, no revenue has been recognized on any consulting agreement undertaken by the Company.

Inventories  Product inventories consist of finished goods acquired from third parties. Such costs, are stated at the lower of FIFO cost or market.

Advertising  The Company charges advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs produced by outside vendors are charged to operations when mailed or distributed.

Basic Earnings (Loss) Per Share -- Basic earnings (loss) per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets  Fixed assets consist of the following at December 31, 2001:

Furniture and fixtures	$10,812
Website development costs	238,941
Software	48,677
Database	96,711
Equipment	10,015
Patent	8,846
Assets acquired under capital lease	35,974

Total	449,976

Less Accumulated depreciation	77,061

Net	$372,915

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

Intangibles  The intangible assets acquired from Laminaire Corporation were being amortized on the straight-line basis over ten years. Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets mandate that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of effectiveness of these pronouncements, all goodwill will be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value.

The Company has experienced a material decline in the demand for its disposable safety products and believes that such decline may not be short-term in nature. Accordingly, it has written off substantially all of the carrying value of its goodwill at December 31, 2001.

Blue Marble Startup Costs The costs directly associated with the startup of a new subsidiary's business are charged to operations as incurred and are included in Discontinued Operations in the accompanying Statements of Operations.

Statement of Cash Flows -- For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at December 31, 2001 approximates their market value.

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

At December 31, 2001, the Company has no recorded deferred tax benefit. No benefit was recorded for the losses incurred during the three months ended December 31, 2001. In addition, during the three months ended December 31, 2001 the Company fully reserved deferred tax benefits of $183,235 recorded in prior periods. The writedown of $183,235 is reported as a charge to income taxes from continuing operations in the accompanying statements of operations for the three month period ended December 31, 2001.

Reclassifications  Certain prior period amounts have been reclassified to conform with the current presentation.

Fiscal Year  The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

At December 31, 2001, Other Assets consisted of:

Loan to Harbor Ridge Communications (a)	$545,338
Investment in Oakland Technologies (b)	100,000
Deferred project costs ( c)	634,203
Other	20,500
Total	1,300,041
Allowance (d)	500,000
Net	$800,041

(a) The Company has agreed to convert $200,000 of the principal balance of this loan into a 19.9% equity interest in Harbor Ridge and the remainder into a two-year loan with interest payable at the prevailing prime lending rate.

(b) A bridge loan in the principal amount of $100,000 was made to SwapIt at the recommendation of the Company's underwriter. The bridge loan was converted to equity in July 2001 at which time the business became known as Oakland Technologies.

(  c )  The deferred project costs relate to consulting clients. The Company cannot predict a timeframe in which the registration statements filed by its clients will be declared effective. Various technical issues, including whether the Company is considered to be a statutory underwriter in the dividend distribution process and whether that dividend distribution process involves it functioning as a broker/dealer, have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised by the SEC in comment letters pertaining to client filings.

(d) The Company established an allowance of $500,000 to cover the estimated exposure to loss associated with these assets during the three months ended December 31, 2001.

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

Rent

The Company is obligated under the terms of two short-term operating leases for office space which call for minimum monthly rentals of approximately $1,500 through September 2002.

Equipment Leases

The Company leases servers, computers and similar equipment under various capital leases. Future minimum lease payments under these leases are as follows:

Twelve Months Ended December 31,	Amount

2002	$14,801
2003	14,801

Total	29,602
Interest	3,966
Present value of minimum commitments	$25,632

Current portion (included in accounts payable and accrued expenses)
$ 11,912
Long-term portion	$ 13,720

Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of each lease. Such assets are summarized below at December 31, 2001:

Computer equipment:
Cost	$ 35,974
Accumulated depreciation	7,195
Net	$28,779

Related Party Transaction

On September 27, 2000, The StockGame Company engaged the Company to provide StockGame with:

administrative and customer service support;

assistance in the design, development and hosting of a website;

accounting and management services support, and

office space and telephone services.

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

NOTE 5   STOCKHOLDERS' EQUITY

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

Other Options Granted

The Company granted to a public relations firm options to purchase 200,000 shares of the Company's common stock at prices ranging from $3.75 to $7.00 per share. The options will expire two years after a registration statement covering the shares underlying the options is deemed effective. Such registration statement has not been filed.

NOTE 6 m BLUE MARBLE WORLD

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

At December 31, 2001, Blue Marble World owes the Company an aggregate of $253,431. The Master Distribution Agreement between the two companies stipulates that the liability to the Company shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to the Company is not repaid in full by June 30, 2002, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2002. If Blue Marble World is unable to pay the balance by July 31, 2003, the unpaid balance may, at the Company's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If the Company converts amounts due it at any point after July 31, 2003, it shall have demand registration rights with respect to the shares received upon conversion and shall pay all registration costs. The master agreement was negotiated between affiliated parties. Accordingly, the Company can make no assurances that any of this agreement, or that any of the transactions provided for in this agreement, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

The president shall receive a fee of $4,000 per month when and if we raise a minimum of $200,000 in equity financing from sources other than eSAFETYWORLD. Such payments will continue until Mr. Swenson's monthly payments from commissions exceed $5,000 per month. In other months, the consulting fee shall be reduced using the following formula  ($4,000 minus payments received from commissions minus $1,000).

NOTE 7  SUBSEQUENT EVENTS

On February 11, 2002, the Company signed an agreement to acquire, subject to regulatory approvals, a broker dealer for a purchase price of $37,000. If the regulatory approvals are received, the broker dealer will be used to perform appropriate ministerial functions in the distribution of dividends and will permit the Company to consider expanding its corporate finance service offerings within the consulting business. The broker dealer will have no brokers, perform no retail business and undertake no trading business.

PART II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN

OF OPERATION

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

Operations

We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired intangible assets, including customer and vendor lists, from the Distribution Product Group of Laminaire Corporation. We devoted the period from August 1999 to late 2000 developing our business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing marketing tools and catalogues and establishing infrastructure. We adopted a cautious approach in implementing our strategies because the experience of other smallcap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, we became increasingly committed to a strategy that does not require a high level of fixed costs or require major cash outlays to establish brand recognition. We completed an initial public offering of our common stock in February 2000.

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

Safety Products Business  We market and distribute disposable industrial safety, laboratory and critical environment products to companies whose employees work in manufacturing, construction or critical environments and may be exposed to environmental hazards. We operate a Business-to-Business e-Commerce site over the Internet and also offer our customers a 360 degree ordering solution by making toll free numbers and catalogs available for customers who prefer traditional ordering methods.

During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the three quarters ended December 31, 2001. We do not believe that this decline is short-term in nature and, accordingly, wrote-off 50% of the carrying value of goodwill associated with this aspect of our business resulting in a net charge to earnings of $1,080,693 during the six months ended December 31, 2001.

The foregoing developments, combined with the early success of our consulting initiatives, have resulted on our ongoing reassessment of the Safety Products Business. We are currently exploring our options and have not come to any conclusion. Our options being considered are:

Emphasize a limited number of high technology and specialty products;

Spin the safety product or consulting business off as a separate company;

Merge the safety product business with a larger business in need of a e-business or distribution strategy (in which case the other entity might manage the combined businesses); or

Continue the business without committing significant financial and other resources that can best be used expanding the consulting business.

In October 2001, we introduced the first product under our advanced technology and specialty products plan. This product, which is designed to help protect corporate mailrooms as well as the home, is our MailSafe Containment Chamber. It allows an individual to open mail or standard size overnight packages in a confined airtight environment. MailSafe is designed and tested to be air tight and allows the operator to view the contents of an envelope or package without having direct exposure to such contents. If there appears to be an unusual or suspicious item in the mail, it can be retained in the airtight chamber until appropriate authorities are summoned to inspect those contents. The initial unit is a commercial unit designed to accommodate mailrooms and has a list price of $850 plus shipping costs. The product is being manufactured for us by a contract manufacturer with whom we have placed on open purchase order which we may cancel at any time.

We have applied for a provisional patent on our MailSafe Containment Chamber product. We subsequently have been informed by Seavisions of South Florida, Inc. that it claims to have filed for patent protection for a similar product before we did. Based on the advice of our patent counsel, we believe that our application for a provisional patent should be granted; however, no assurance can be given that we will receive provisional patent protection or that MailSafe will not eventually be considered to be infringing on the patent rights of third parties. We also have become aware of at least three companies that have introduced products similar to MailSafe. We believe that these products were introduced after we filed for preliminary patent protection, but no assurances can be given that we will be able to prevent or limit these competing products from being sold.

A significant demand for MailSafe has not materialized. Through December 31, 2001, we shipped 25 units. Unless MailSafe or another product is very successful, we believe that we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current reduced level of demand.

Consulting Program  We established a consulting program to assist companies to develop an effective business strategy and take advantage of financial, technological and general business opportunities. Fees due by these companies are generally payable in cash or stock, at the client's option. We may consider dividending shares of stock received from our clients to our shareholders, but are not obligated to do so. We have not accepted shares from clients until those shares are registered by such clients in an effective registration statement filed pursuant to the Securities Act of 1933, as amended, because of our intention to distribute the shares as dividends to our shareholders. Four clients have filed registration statements with respect to their shares to be issued to us in payment of consulting fees. Even if the registration statements of clients are declared effective, there are no assurances that a liquid trading market will ever develop for the shares of stock that we receive. We plan to expand our services in this area to include a greater level of web design and similar tools available to clients. These services will be "sold" for cash.

We have elected a financial reporting policy of not recognizing revenue on consulting projects until the shares that we will receive from clients are fully earned and registered. We cannot predict a timeframe in which the registration statements filed by our clients will be declared effective. Various technical issues, including whether we are considered statutory underwriters in the dividend distribution process and whether that dividend distribution process involves us functioning as a broker/dealer, have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised by the SEC in comment letters pertaining to client filings.

On February 11, 2002, the Company signed an agreement to acquire, subject to regulatory approvals, a broker dealer for a purchase price of $37,000. If the regulatory approvals are received, the broker dealer will be used to perform appropriate ministerial functions in the distribution of dividends and will permit the Company to consider expanding its corporate finance service offerings within the consulting business. The broker dealer will have no brokers, perform no retail business and undertake no trading business.

The uncertainties and delays that have arisen appear to be related to our intent to distribute shares received as dividends to our shareholders. Therefore, we are also considering a policy of not distributing the shares.

Discontinued Operations - Personal Care and Nutrition  In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors will purchase products from Blue Marble World's website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques that we believe to be distinctive, developed a distributor compensation plan and entered into an agreement with a contract manufacturer and a fulfillment center. A substantial portion of Blue Marble World's resources since inception were devoted to the development of products, a website, software, marketing materials and the final design of the distributor compensation plan. Most of these tasks are expected to be completed in late 2001 or early 2002.

In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World's shares to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements.

Results of Operations

General:

Six Months ended December 31, 2001compared to six months ended December 31, 2000

A significant portion of the Company's manpower and financial resources during the 2001 period were devoted to the development of MailSafe and the issues surrounding our delisting by NASDAQ. We incurred costs aggregating $124,000 in reviewing and responding to NASDAQ and the SEC during that period.

In addition, the manpower devoted to dealing with questions raised by NASDAQ significantly reduced the resources available to devote to the consulting engagements and comment letters associated with the filings of clients.

Revenue

Total product revenues for the six months ended December 31, 2001 ("the 2001 period") decreased by $93,030, or approximately 50%, to $93,010 from $186,040 for the six months ended December 31, 2000 ("the 2000 period") due to declining order flow, order cancellations and adverse economic and market conditions. The 2000 period also included consulting revenue of $300,000. No such revenues were recognized in the 2001 period because of the uncertainties described else where in this report.

Cost of Product Revenues

Cost of product revenues decreased $82,273, or 39% to $126,350 in the 2001 period as compared to $208,623 in the 2000 period, primarily as a result of lower revenues. As a percentage of revenues, cost of revenues decreased from 1.39% to 1.12 % in the 2001 period, primarily because fixed costs were a lower component of overall reduced revenues.

Loss from Operations

The loss from operations in the 2001 period was caused by:

Unexpected delays in recognizing revenues from the consulting business;

Costs relating to dealing with regulatory issues; and

The ongoing decline in safety products orders.

These factors resulted in us:

Not recognizing revenue on consulting engagements;

Writing down substantially goodwill and recorded deferred income tax benefits; and

Establishing a $500,000 allowance to cover other exposure areas.

Outlook

We are likely to incur operating losses and negative cash flow for the foreseeable future unless the registration statements filed by consulting clients are declared effective and liquid markets develop for the shares of client stock that we receive. We cannot predict the likelihood or timing of these events occurring. However, we believe that our strategy must be based on developing the consulting business and overcoming the delays in realizing revenues from that business. No assurances can be given as to our likelihood of success in this regard.

Liquidity and Capital Resources

We believe that the remaining net proceeds of our initial public offering are sufficient to satisfy our working capital and business development requirements for at least the next six to 12 months. At December 31, 2001, we had cash and certificates of deposit of $2,729,594.

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

We do not yet have a basis to determine whether our consulting business will be seasonal.

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

_/s/_Edward A, Heil
By: Edward A. Heil
President

By: _/s/ R. Bret Jenkins
R. Bret Jenkins
Chief Financial Officer

Date: February 19, 2002