Form 10QSB
period 2002-03-31
ESAFETYWORLD INC
filed 2002-05-15
CIK 1094012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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


                                      INDEX

                                                                     PAGE
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheet
 as of  March 31, 2002                                                3-4

Condensed Statements of Consolidated Operations
 for the Nine Months Ended March 31, 2002 and 2001                     5

Condensed Statements of Consolidated Operations
 for the Three Months Ended March 31, 2002 and 2001                    6

Consolidated Statements of Cash Flows for the Nine
 Months Ended March 31, 2002 and 2001                                  7

Notes to Condensed Consolidated Financial Statements                   8

Item 2.

Management's Discussion and Analysis or Plan of Operation              20

PART II.
OTHER INFORMATION                                                      27
                               eSAFETYWORLD, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2002

                                  (unaudited)

                                     ASSETS

Current Assets:
 Cash and cash equivalents                                      $1,839,583
 Certificate of deposit, including
  $300,000 collateralizing note payable bank                       301,641
 Accounts receivable, net of allowance for
  doubtful accounts of $3,000                                       30,131
 Loans Receivable                                                  190,979
 Inventories                                                        48,904
 Prepaid expenses and other                                         96,000
                                                                 ----------
         Total Current Assets                                    2,507,238

Property and Equipment, less accumulated
 depreciation of $95,286                                           393,673

Acquired Intangibles, less accumulated
 amortization of $1,254,376                                         56,693

Other Assets - net                                                 815,660
                                                                 ----------
Total Assets                                                    $3,773,264
                                                                 ==========







            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2002

                                  (unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable and accrued expenses                          $   53,058
                                                                 ----------

Long Term Liabilities:
 Capital lease obligation                                           10,469
 Notes payable (secured by a certificate
  of deposit)-bank                                                 237,328
                                                                 ----------
Total Long-term liabilities                                        247,797
                                                                 ----------
Total Liabilities                                                  300,855
                                                                 ----------

Stockholders' Equity:
 Common stock, $.001 par value, 20,000,000
  shares authorized; 3,000,000 shares issued
  and outstanding                                                    3,000
Additional paid-in capital                                       6,388,644
Accumulated deficit                                             (2,919,235)
                                                                 ----------
         Stockholders' Equity                                    3,472,409
                                                                 ----------
Total Liabilities and Stockholders' Equity                      $3,773,264
                                                                 ==========



            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                  2002             2001
                                                ---------        ---------
Revenues                                       $  141,233       $  860,192
Cost of Revenues                                  123,769          567,529
                                                ---------        ---------
Gross Profit                                       17,464          292,663
                                                ---------        ---------

Expenses and Other:
 Selling and administrative expenses              734,470          222,335
 Other:
  Amortization and writedowns                   1,681,593           84,543
  Regulatory costs                                204,835             -
  Other-net (principally interest)                (56,300)        (188,937)
                                                ---------        ---------
Total Expenses and Other                        2,564,598          117,941
                                                ---------        ---------

Income (Loss) from Continuing Operations
 before Income Taxes                           (2,547,134)         174,722

Income Taxes                                      120,160            7,000
                                                ---------        ---------
Income (Loss) from Continuing Operations       (2,667,294)         167,722

Discontinued Operations - net of
 applicable income tax benefit of
 $4,000 in 2000                                   (40,220)        (139,113)
                                                ---------        ---------
Net Income (Loss)                             $(2,707,514)      $   28,609
                                                =========        =========

Basic and Diluted Income (Loss) per Share:
 Continuing operations                        $      (.89)      $      .06
 Discontinued operations                             (.01)            (.05)
                                                ---------        ---------
Net                                           $      (.90)      $      .01
                                                =========        =========

Weighted average number of common and
 common equivalent shares outstanding           3,000,000        3,000,000
                                                =========        =========




            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                   2002             2001
                                                ---------        ---------
Revenues                                       $   48,203       $  374,152
Cost of Revenues                                   39,430          254,066
                                                ---------        ---------
Gross Profit                                        8,773          120,086
                                                ---------        ---------

Expenses and Other:
 Selling and administrative expenses              275,294           83,345
 Other:
  Amortization and writedowns                     100,000           28,978
  Regulatory costs                                 80,835             -
  Other-net (principally interest)                (14,029)         (60,044)
                                                ---------        ---------
Total Expenses and Other                          442,100           52,279
                                                ---------        ---------

Income (Loss) from Continuing Operations
 before Income Taxes                             (433,327)          67,807

Income Taxes                                       (8,925)         (13,900)
                                                ---------        ---------
Income (Loss) from Continuing Operations         (424,402)          81,707

Discontinued Operations                           (21,509)         (96,289)
                                                ---------        ---------
Net Income (Loss)                             $  (445,911)      $  (14,582)
                                                =========        =========

Basic and Diluted Income (Loss) per Share:
 Continuing operations                        $      (.14)      $      .03
 Discontinued operations                             (.01)            (.03)
                                                ---------        ---------
Net                                           $      (.15)      $      .00
                                                =========        =========

Weighted average number of common and
 common equivalent shares outstanding           3,000,000        3,000,000
                                                =========        =========





            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                     2002            2001
                                                  ----------      ----------
Cash flows from operating activities:
Net income (loss)                                $(2,707,514)    $    28,609
Adjustments to reconcile net income (loss)
 to net cash used in operating   activities:
 Depreciation, amortization and writedowns         1,733,785         101,807
 Deferred tax benefit                                120,160            -
Increase (decrease) in net operating assets          330,556         631,335
                                                   ---------       ---------
Net cash (used in) provided by operations           (523,013)        761,751
                                                   ---------       ---------
Cash flows from investing activities:
 Investments                                        (147,843)       (345,360)
 Increase in certificates of deposits               (301,641)           -
 Purchase of software, web site development,
  and patent                                         (71,268)       (185,258)
                                                   ---------       ---------
Net cash used in investing activities               (520,752)       (530,618)
                                                   ---------       ---------
Cash flows from financing activities:
 Borrowings                                             -            293,718
 Repayment of debt                                   (46,459)           -
 Settlement costs                                       -            (40,000)
                                                   ---------       ---------
Net cash used in provided by
 financing activities                                (46,459)        253,718
                                                   ---------       ---------
Net increase (decrease)  in cash                  (1,090,224)        484,851
Cash and cash equivalents - beginning              2,929,807       3,017,852
                                                   ---------       ---------
Cash and cash equivalents - ending               $ 1,839,583     $ 3,502,703
                                                   =========       =========











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

         The Company was initially engaged in the sale and distribution of industrial safety, cleanroom, laboratory supply and first aid products on the world wide web and through conventional use of catalogs and toll free telephone numbers. The Company also began providing consulting services to other companies in the summer of 2000. In December 2000, the Company established a subsidiary, Blue Marble World, Inc., to sell personal care, personal first aid, and nutrition products to independent distributors. It is in the process of spinning off the shares of Blue Marble World, which remains in the development stage, to its shareholders.

         The accompanying unaudited condensed financial statements of eSAFETYWORLD, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

         Blue Marble World filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. A summary of Blue Marble World's operating activities for the three and six-month periods ended March 31, 2002 follows:

                                                      Three         Nine
                                                      Months       Months
                                                     --------      -------
Product development costs                           $   -         $  6,498
General and administrative                            21,509        33,722
                                                      ------        ------
Loss during the development stage                   $ 21,509      $ 40,220
                                                     =======       =======


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

At March 31, 2002, Blue Marble World's balance sheet consisted of:

ASSETS:

CURRENT ASSETS:
Inventories                                                $  48,904

WEBSITE , COMPUTER and SOFTWARE                               89,693
                                                             -------
TOTAL ASSETS                                               $ 138,598
                                                             =======

LIABILITIES AND STOCKHOLDER'S DEFICIT:

Due to eSAFETYWORLD                                        $ 352,519
Accounts Payable                                                 300

Common stock                                                   7,400

Deficit accumulated during the development stage            (221,621)
                                                             -------
Total LIABILITIES AND STOCKHOLDER'S DEFICIT                $ 138,598
                                                             =======

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting and financial reporting policies follows.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiary, Blue Marble World, Inc. (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation. Through March 31, 2002, Blue Marble World's operations were limited to start-up activities.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles and certain investments included in the financial statements. In future periods, the ultimate realizability and valuation of assets, principally the equity securities issued by clients, received in satisfaction for consulting services will involve assumptions and estimates.

Revenue Recognition -- Revenue for product sales is recognized in the period in which the product is shipped.

         Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. The initial clients of the Company's consulting business have opted to pay the Company by issuing shares of their common stock. The Company decided to distribute a significant portion of the shares to be received from its clients to its shareholders. Because of the Company's role in the planned dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions. The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. In addition, the Company also concluded during the nine months ended March 31, 2002 that clearing certain other technical matters pertaining to the distribution process with applicable regulatory agencies would require more time than had been anticipated. The changes in facts and circumstances that arose during the fourth quarter of the fiscal year ended June 30, 2001 resulted in the Company recognizing that more uncertainties existed than were originally known or could have been known. Accordingly, in the quarter ended June 30, 2001 and thereafter it opted to change the means by which it estimated revenue on consulting agreements from recognizing revenue as work is performed to recognizing revenue after the shares to be received from clients have been registered by clients and a market value has been established. All consulting revenue recognized prior to March 31, 2001 was written off and deferred at June 30, 2001. No consulting revenue has been recognized during the nine months ended March 31, 2002 because no registration statements filed by clients were deemed effective.

         Prior to March 31, 2001, which was before the uncertainties referred to above were known, the Company recognized revenue on consulting contracts as the work was performed. If the uncertainties had been known, the Company would not have recognized the revenues of those contracts until the issues giving rise to the uncertainties were resolved. The impact of recognizing revenues on consulting agreements during the quarters ended March 31, 2001,September 30, 2000 and December 31, 2000 is as follows:


                                  Quarter Ended
--------------------------------------------------------------------------------

                        September 30, 2000        December 31, 2000         March 31, 2001
                        ------------------        -----------------         --------------
                     As reported  As adjusted  As reported  As adjusted  As reported  As adjusted
                     -----------  -----------  -----------  -----------  -----------  -----------
Revenues              $249,420     $ 99,420     $236,619     $ 86,619     $374,152     $134,152

Costs and expenses     209,163      113,513      212,389      169,905      402,634      282,782

Pretax income           40,257      (14,093)      24,320      (83,286)     (28,482)    (148,630)

Income taxes
  (expense)            (13,180)       4,482       (8,100)      26,485       13,900       47,264

Net income (loss)       27,077       (9,611)      16,130      (56,801)     (14,582)    (101,366)

Income (loss) per
  share               $    .01     $    .00     $    .01     $   (.02)    $    .00     $   (.03)


The "as adjusted" column assumes that the changes in facts and circumstances described above had been known at each period presented.

         As of March 31, 2002, no revenue has been recognized on any consulting agreement undertaken by the Company.

         If the Company receives shares of stock from consulting clients and elects not to distribute those shares to its shareholders, the estimated value of the shares will be recorded upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness thereafter.

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

Fixed Assets - Fixed assets consist of the following at March 31, 2002:

    Furniture and fixtures                           $ 10,812
    Website development costs                         277,589
    Software                                           48,677
    Database                                           96,711
    Equipment                                          10,015
    Patent                                              9,201
    Assets acquired under capital lease                35,974
                                                      -------
    Total                                             488,959

    Less - Accumulated depreciation                    95,286
                                                      -------
    Net                                              $393,673
                                                      =======


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

         The Company has experienced a material decline in the demand for its disposable safety products and believes that such decline may not be short-term in nature. Accordingly, it has written off substantially all of the carrying value of its goodwill at March 31, 2002.

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

         The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at March 31, 2002 approximates their market value.

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

         At March 31, 2002, the Company has no recorded deferred tax benefit. No benefit was recorded for the losses incurred during the three months ended March 31, 2002. In addition, during the nine months ended March 31, 2002, the Company fully reserved deferred tax benefits of $183,235 recorded in prior periods.

Current Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on the financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142, in part, resulted in the write-down of goodwill during the nine months ended March 31, 2002. In addition, the requirements of SFAS 142 may require writedowns in the future with respect to goodwill that may result from future acquisitions.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of these standards will have no impact on the Company's results of operations and financial position.

Reclassifications - Certain prior period amounts have been reclassified to conform with the current presentation.

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

         At March 31, 2002, Other Assets consisted of:

Loan to Harbor Ridge Communications (a)               $  545,338
Investment in Oakland Technologies (b)                   100,000
Deferred project costs(C)                                691,529
Investment in broker-dealer (d)                           37,000
Other                                                     41,793
                                                       ---------
Total                                                  1,415,660
Allowance (e)                                            600,000
                                                       ---------
Net                                                   $  815,660
                                                       =========

(a) The Company is currently negotiating to modify the terms of this loan and is considering converting all or a portion of the loan into equity. If it converts 100% of the principal balance into equity, it will be entitled to a 50% ownership interest. A final decision will be made prior to June 30, 2002.

(b) A bridge loan in the principal amount of $100,000 was made to SwapIt at the recommendation of the Company's underwriter. The bridge loan was converted to equity in July 2001 at which time the business became known as Oakland Technologies.

(C) The deferred project costs relate to consulting clients. The Company cannot predict a timeframe in which the registration statements filed by its clients will be declared effective. Various technical issues have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised by the SEC in comment letters pertaining to client filings.

(d) On February 11, 2002, the Company agreed to acquire, subject to regulatory approvals, a broker dealer for a purchase price of $37,000. If the regulatory approvals are received, the broker dealer will be used to perform appropriate ministerial functions in the distribution of dividends and will permit the Company to consider expanding its corporate finance service offerings within the consulting business. The broker dealer will have no brokers, perform no retail business and undertake no trading business.

(e) The Company established an allowance of $600,000 during the nine months ended March 31, 2002 to cover the estimated exposure to loss associated with these assets.

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

Equipment Leases

The Company leases servers, computers and similar equipment under various capital leases. Future minimum lease payments under these leases are as follows:

Twelve Months Ended March 31,               Amount

           2003                            $14,800
           2004                             11,100
                                            ------
Total                                       25,900
Interest                                     3,090
                                            ------
Present value of minimum commitments        22,810

Current portion (included in accounts
 payable and accrued expenses)              12,341
                                            ------
Long-term portion                          $10,469
                                            ======

         Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of each lease. Such assets are summarized below at March 31, 2002:


Computer equipment:
Cost                                      $35,974
Accumulated depreciation                    8,994
                                           ------
Net                                       $26,980
                                          =======

Related Party Transaction

         Several consulting clients are affiliated with officers and directors of the Company. No revenue has been recognized with respect to these client engagements.

Legal Matters

         The Company is a co-defendant in a lawsuit brought by a creditor of Laminaire Corporation in which the plaintiff is seeking unspecified damages in connection with the purchase by the Company of customer and vendor lists from Laminaire. Based on a preliminary review of the claims by the Company, it appears that the lawsuit is substantially without merit. The Company will file responses and motions in late May.

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

         At March 31, 2002, Blue Marble World owes the Company an aggregate of $352,519. The Master Distribution Agreement between the two companies stipulates that the liability to the Company shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to the Company is not repaid in full by June 30, 2003, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2003. If Blue Marble World is unable to pay the balance by July 31, 2004, the unpaid balance may, at the Company's option, be converted into shares of common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading. If the Company converts amounts due it at any point after July 31, 2004, it shall have demand registration rights with respect to the shares received upon conversion and shall pay all registration costs. The master agreement was negotiated between affiliated parties. Accordingly, the Company can make no assurances that any of this agreement, or that any of the transactions provided for in this agreement, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

o        An option to acquire 50,000 shares of Blue Marble World's common stock.
         The exercise price of the option shall be the opening price on the date that Blue Marble World's shares commence trading on the OTC Bulletin Board. The option becomes exercisable as follows: 10,000 shares 30 days after the shares begin trading and 10,000 shares every thirty days thereafter until the option on all 50,000 shares becomes fully exercisable.

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

The president shall receive a fee of $4,000 per month when and if Blue Marble World raises a minimum of $200,000 in equity financing from sources other than eSAFETYWORLD. Such payments will continue until Mr. Swenson's monthly payments from commissions exceed $5,000 per month. In other months, the consulting fee shall be reduced using the following formula - ($4,000 minus payments received from commissions minus $1,000).

                                     PART II

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

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

Operations

         We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired intangible assets, including customer and vendor lists, from the Distribution Product Group of Laminaire Corporation. We devoted the period from August 1999 to late 2000 developing our business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing marketing tools and catalogs and establishing infrastructure. We adopted a cautious approach in implementing our strategies because the experience of other smallcap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, we became increasingly committed to a strategy that does not require a high level of fixed costs or require major cash outlays to establish brand recognition. We completed an initial public offering of our common stock in February 2000.

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

         During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the three quarters ended March 31, 2002. We do not believe that this decline is short-term in nature and, accordingly, wrote-off substantially all of the carrying value of goodwill associated with this aspect of our business resulting in a net charge to earnings of $1,080,693 during the six months ended December 31, 2001.

         The foregoing developments, combined with the early success of our consulting initiatives, have resulted on our ongoing reassessment of the Safety Products Business. We explored and are continuing to explore our options and have not come to any conclusion. Our options being considered are:

o        Emphasize a limited number of high technology and specialty products;

o Spin the safety product or consulting business off as a separate company;

o Merge the safety product business with a larger business in need of an e-business or distribution strategy (in which case the other entity might manage the combined businesses); or

o Continue the business without committing significant financial and other resources that can best be used expanding the consulting business.

         In October 2001, we introduced the first product under our advanced technology and specialty products plan. This product, which is designed to help protect corporate mailrooms as well as the home, is our MailSafe Containment Chamber. It allows an individual to open mail or standard size overnight packages in a confined airtight environment. MailSafe is designed and tested to be air tight and allows the operator to view the contents of an envelope or package without having direct exposure to such contents. If there appears to be an unusual or suspicious item in the mail, it can be retained in the airtight chamber until appropriate authorities are summoned to inspect those contents. The initial unit is a commercial unit designed to accommodate mailrooms and has a list price of $850 plus shipping costs. The product is being manufactured for us by a contract manufacturer with whom we have placed an open purchase order which we may cancel at any time.

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

         A significant demand for MailSafe has not materialized. Through March 31, 2002, we shipped 29 units. Unless MailSafe or another product is very successful, we believe that we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current reduced level of demand. The sale of MailSafe units is not profitable at that low level of production. In addition, our experience makes it less likely that we will emphasize engineered designed products in the future.

         The executive principally responsible for our product business has accepted an executive position with another company effective May 20, 2002. He has agreed to remain on our board of directors and to serve as a consultant to us. His departure will require us to make a decision about the direction of the product business during the three months ending June 30, 2002.

Consulting Program - We established a consulting program to assist companies to develop an effective business strategy and take advantage of financial, technological and general business opportunities. Fees due by these companies are generally payable in cash or stock, at the client's option. We may consider dividending shares of stock received from our clients to our shareholders, but are not obligated to do so. We have not accepted shares from clients until those shares are registered by such clients in an effective registration statement filed pursuant to the Securities Act of 1933, as amended, because of our intention to distribute the shares as dividends to our shareholders. Several clients have filed registration statements with respect to their shares to be issued to us in payment of consulting fees. Even if the registration statements of clients are declared effective, there are no assurances that a liquid trading market will ever develop for the shares of stock that we receive. We plan to expand our services in this area to include a greater level of web design and similar tools available to clients. These services will be "sold" for cash.

         We have elected a financial reporting policy of not recognizing revenue on consulting projects until the shares that we will receive from clients are fully earned and registered. We cannot predict a timeframe in which the registration statements filed by our clients will be declared effective. Various technical issues, including whether we are considered statutory underwriters in the dividend distribution process and whether that dividend distribution process involves us functioning as a broker/dealer and results in our shareholders receiving free trading shares, have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised by the SEC in comment letters pertaining to client filings.

         Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received to the Company's shareholders in a way that had the potential to benefit the client and the shareholder, although the realization of benefits was never assured. The concept appears to be relatively unique and has required a large commitment of time and resources to clear the regulatory process. We believe that we have resolved satisfactorily most of the significant issues and concerns of which we are aware. However, there are no assurances that new issues and concerns may arise or that issues that we believe have been resolved satisfactorily may reopen.

         The uncertainties and delays that have arisen appear to be related to our intent to distribute shares received from clients as dividends to our shareholders. Therefore, we are also considering a policy of not distributing the shares if all issues pertaining to the proposed distributions are not resolved shortly. Even if the issues are resolved satisfactorily, we may decide not to distribute some or all shares received in the future. If we receive shares of stock from consulting clients and opt not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness thereafter.

         We will expand our consulting website during the three months ending June 30, 2002 and anticipate that we will be devoting the substantial portion of our resources to consulting in fiscal 2003.

         On February 11, 2002, we agreed to acquire, subject to regulatory approvals, a broker dealer for a purchase price of $37,000. If the regulatory approvals are received, the broker dealer was to be used to perform appropriate ministerial functions in the distribution of dividends and would also permit us to consider expanding its corporate finance service offerings within the consulting business. Subsequently, we believe that we satisfactorily resolved the regulatory questions concerning the need for a broker dealer to be involved in the dividend distribution process and do not believe that such involvement is required. Therefore, we may sell the broker dealer rather than incur the costs necessary to obtain regulatory approvals. The broker dealer, if retained, will have no brokers, perform no retail business and undertake no trading business.

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

Results of Operations

General:

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001

A significant portion of the Company's manpower and financial resources during the 2002 period were devoted to the development of MailSafe and the issues surrounding our delisting by NASDAQ. We incurred costs aggregating $204,835 in reviewing and responding to NASDAQ and the SEC during that period.

In addition, the manpower devoted to dealing with questions raised by NASDAQ significantly reduced the resources available to devote to the consulting engagements and comment letters associated with the filings of clients.

Revenue
Total product revenues for the nine months ended March 31, 2002 ("the 2002 period") decreased by $718,959, or approximately 84%, to $141,233 from $860,192 for the nine months ended March 31, 2001 ("the 2001 period") due to declining order flow, order cancellations and adverse economic and market conditions.

Cost of Product Revenues
Cost of product revenues decreased $443,760, or 78.2% to $123,769 in the 2002 period as compared to $567,529 in the 2001 period, primarily as a result of lower revenues.

Loss from Operations

The loss from operations in the 2002 period was caused by:

o        Unexpected delays in recognizing revenues from the consulting business;

o        Costs relating to dealing with regulatory issues; and

o        The ongoing decline in safety products orders.

These factors resulted in us:

o        Not recognizing revenue on consulting engagements;

o Writing down substantially goodwill and recorded deferred income tax benefits; and

o        Establishing a $500,000 allowance to cover other exposure areas.

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

Liquidity and Capital Resources

         We believe that the remaining net proceeds of our initial public offering are sufficient to satisfy our working capital and business development requirements for at least the next six months.

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

         On April 30, 2002, the SEC proposed a disclosure requirement for companies to include a separately-captioned section regarding the application of critical accounting policies in the "Management's Discussion and Analysis" (MD&A) section of annual reports, registration statements and proxy and information statements. The Application of Critical Accounting Policies section would encompass both disclosure about the critical accounting estimates that are made by the company in applying its accounting policies and disclosure concerning the initial adoption of an accounting policy by a company.

         The SEC proposals define an accounting estimate recognized in the financial statements as a "critical accounting estimate" if:

o the accounting estimate requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and

o different estimates that a company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of a company's financial condition, changes in financial condition or results of operations.

o The proposals would also require the following information in the MD&A section:

         A discussion that identifies and describes the estimate, the methodology used, certain assumptions and reasonably likely changes;

         An explanation of the significance of the accounting estimate to the company's financial condition, changes in financial condition and results of operations and, where material, an identification of the line items in the company's financial statements affected by the accounting estimate;

         A quantitative discussion of changes in line items in the financial statements and overall financial performance if the company were to assume that the accounting estimate were changed, either by using reasonably possible near-term changes in certain assumption(s) underlying the accounting estimate or by using the reasonably possible range of the accounting estimate;

         A quantitative and qualitative discussion of any material changes made to the accounting estimate in the past three years, the reasons for the changes, and the effect on line items in the financial statements and overall financial performance;

         A statement of whether or not the company's senior management has discussed the development and selection of the accounting estimate, and the MD&A disclosure regarding it, with the audit committee of the company's board of directors;

         If the company operates in more than one segment, an identification of the segments of the company's business the accounting estimate affects; and

         A discussion of the estimate on a segment basis, mirroring the one required on a company-wide basis, to the extent that a failure to present that information would result in an omission that renders the disclosure materially misleading.

         The proposals also would include a requirement that companies update this part of the required disclosure to show material changes in their quarterly reports.

         These SEC proposals will require us to discuss in detail the assumptions underlying the revenue recognition policies of the consulting business.

PART II           OTHER INFORMATION

                  Item 1            Legal Proceedings

The Company is a co-defendant in a lawsuit brought by a creditor of Laminaire Corporation in which the plaintiff is seeking unspecified damages in connection with the purchase by the Company of customer and vendor lists from Laminaire. Based on a preliminary review of the claims by the Company, it appears that it is substantially without merit. The Company will file responses and motions in late May.

             Item 2            Changes in Securities

                                        None

             Item 3            Defaults on Senior Securities

                                        None

             Item 4            Submission of Matters to a Vote of Shareholders

                                        None

             Item 5            Other Information

                                        None

             Item 6            Exhibits and Reports on Form 8-K


10.34        Agreement with Adirondack Capitall, LLC

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         eSAFETYWORLD, Inc.
                                                           (Registrant)




                                                      /s/Edward A, Heil
                                                         ------------------
                                                     By: Edward A. Heil
                                                         President


                                                     /s/ R. Bret Jenkins
                                                         ---------------
                                                    By:  R. Bret Jenkins
                                                         Chief Financial Officer



Date:    May __, 2002