Form 10KSB
period 2002-06-30
ESAFETYWORLD INC
filed 2002-10-15
CIK 1094012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

         Check if there is no  disclosure of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $177,905. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $.02 computed by reference to the last sale price at which the stock was sold on September 30, 2002. As of June 30, 2002, 3,000,000 shares of common stock were outstanding.

                                     PART I


Item 1 -- BUSINESS

Introduction

         eSAFETYWORLD, Inc. was established as a Nevada corporation in July 1997 as The SL Group, Inc. and changed its name to eSAFETYWORLD, Inc. in August 1999. We completed an initial public offering of 1,000,000 shares of our common stock in February 2000 resulting in net proceeds of approximately $5,681,644. Our address is 80 Orville Drive, Bohemia, NY 11716. Our telephone number is 631-244-1454, and our facsimile number is 631-244-1549.

         We conducted no material operations between July 1997 and August 1999, other than to develop a business plan and strategy. The SL Group had no operations but was used by our founders to establish the business of eSAFETYWORLD's safety product business. Our officers and directors decided to develop an e-commerce business to sell disposable safety garments and equipment. In August 1999, we acquired certain intangible assets, including customer and vendor lists, from the distribution division of Laminaire Corporation. The adjusted purchase price consisted of 100,000 shares of our common stock and notes payable in the aggregate principal amount of $400,000. The notes payable bore interest at eight percent per annum and were payable in quarterly installments. We had the right to offset the principal amount of a $102,000 demand note that we made to Laminaire, in whole or in part, against any obligation due by us to Laminaire under these note agreements. In addition, we had the right to offset any amounts paid by us to vendors or others on behalf of and at the request of Laminaire. During the period August 1999 through March 2000, we operated the business related to the acquired customer lists substantially the same way as Laminaire did except that we arranged for our vendors to ship products directly to our customers. We paid administrative fees of $48,000 to Laminaire during that period. Thereafter, we had no further arrangements with Laminaire.

         The notes payable to Laminaire were fully satisfied by March 31, 2000. We believe that we have several legal causes of action against Laminaire relating to the purchase of the intangible assets, but Laminaire's financial condition makes it unlikely that we would have any reasonable likelihood of collecting a judgment.

         During the period following the completion of our public offering most of our resources were devoted to the design and completion of our safety products catalog and CD-ROM and the redesign of our safety products website. During that time, the economic climate changed rapidly causing us to evaluate our overall business strategies. Our evaluation process took place in a declining economy and one in which many e-commerce businesses were failing. At the same time, it was apparent that completing a secondary offering would be difficult or impossible.

Consulting Program

         In September 2000, we established a consulting program in response to the evaluation of our business and to take advantage of the skills and contact bases of our officers and directors. Our initial strategy was to assist emerging or startup companies to develop an effective business strategy and take advantage of general business opportunities. Fees due by these clients were generally payable in cash or shares of their common stock, at the client's option. In most cases the client was expected to pay in shares. We believed that the skills and contacts of our officers and directors combined with our willingness to accept equity securities in consideration for services gave us a significant competitive advantage. We advised our clients that we would likely distribute the shares of common stock received from our clients to our shareholders as a dividend after such shares are registered by such client with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, although we were not committed or obligated to make such distributions. We believed that revenues from this initiative were likely to comprise a significant portion of our revenues and expanded the resources devoted to this new endeavor. We also believed that our initiative of providing dividends to our shareholders was a potentially attractive strategy for them. In addition, as part of this consulting initiative, we helped establish a public relations firm, Harbor Ridge Communications, Inc. which was intended to assist our clients in a variety of ways including being introduced to the financial community after their shares were publicly distributed. The function of this strategy was limited to public and investor relations and, in no way, was intended to assist in raising capital or other financing for these clients. However, our and our clients' efforts to comply with applicable disclosure and regulatory requirements have made it impractical to implement our proposed strategy as planned and realizing the benefits therefrom. After filing the registration statements, a variety of issues raised during the regulatory review process significantly slowed down the entire process of realizing benefits from the shares received or receivable from clients. These issues included whether our dividend distributions resulted in our functioning as a statutory underwriter, which in turn brought up questions as to whether we could receive shares from clients based on available exemptions from registration. During the fourth quarter of fiscal 2002 certain issues regarding certain startup or development stage clients were raised.

         Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and dividend distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received from clients to the Company's shareholders in a way that we believed had the potential to benefit both the client and our shareholders, although the realization of benefits was never and could never be assured. The concept has required a large commitment of time and resources to clear the regulatory review process. We believe that we have resolved satisfactorily many of the significant structural issues and concerns of which we are aware. We, together with clients, continue to discuss client-specific issues. However, there are no assurances that the current client-specific issues will be resolved satisfactorily or that new issues and concerns may arise or that issues that we believe have been resolved satisfactorily may reopen.

         We are considering a policy of not distributing the shares of startup or development stage companies and focusing efforts on established small and medium sized businesses. If we receive shares of stock from consulting clients and opt not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the consulting services and such initial evaluation will be reviewed for reasonableness and impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses are recognized based on the excess of the asset's carrying value over its fair value. We have established reserves and allowances for account balances relating to clients whose carrying values are impaired because client-specific issues have been raised as part of the regulatory review process.

         We have not significantly marketed our consulting services. All of our engagements have been referrals based on our management's contacts. We do not anticipate soliciting or accepting new client engagements of a similar nature to those undertaken in the past until or unless current uncertainties are resolved. This means that the consulting initiative may not go forward if we ultimately lack the resources necessary to resolve the issues satisfactorily. The unanticipated delays relating to our client registration statements have caused us to reconsider this strategy. Continued participation in the Harbor Ridge project would require significant additional financial and management resources. Given that we do not know whether our clients will be in a position to benefit from those services in the near future, we have opted to discontinue our participation in the Harbor Ridge initiative and write-off our investment.

         If the matters described above are resolved, we intend to market our consulting services to attorneys, accountants and other professionals who provide services to established small and medium-sized businesses. We are also establishing a website for our consulting services operations at www.accixx.com. We will outsource certain service requirements. We may outsource some of those requirements to firms that are or were related to some of our officers and directors. Any arrangements that we make with related parties will, in our judgment, be on terms no less favorable to us than would be available from unrelated parties. While our preference is to emphasize this portion of our business, there can be no assurances that we will do so. We believe that our competitive advantage is largely related to our willingness to take securities for services. That strategy does not benefit us if we are unable to obtain liquidity for the shares that are received. We do not intend to allow our acquisition of shares of clients to cause us to become classified as an investment company subject to the Investment Company Act of 1940. Our efforts will be to engage established companies, including entities having the ability to pay fees in cash. If we do decide to accept new client engagements, of which there are no assurances, we will emphasize being engaged by:

o Clients that have established businesses and are not in the development stage;

o        Clients that are not affiliated with any of our officers or directors;
         and

o Engagement terms that do not result in us being considered affiliated with or promoters of the client.

We believe that following the foregoing criteria will address most of the client-specific issues that we have identified. However, no assurances can be given that we will obtain client engagements meeting these criteria or that other issues will not arise.

         Our available services generally consist of:

o        strategic planning and management consulting,

o        basic accounting services,

o        website development and hosting, and

o        e-business and technology services.

Specifically, we plan to work with established small and medium sized companies to assist them in developing a strategic and financial plan that helps them to identify and concentrate on those business areas that offer them the greatest possibility of success given their availability of financial and capital resources. We will also help them to design and develop financial reporting systems, and are available to consult with them regarding their Internet websites and e-business strategies. In certain cases, we may also provide administrative support, and similar services. Finally, we are available to assist clients in preparing written business plans and similar reports and presentations.

         Our initial strategy was to offer consulting clients the option of paying for our services in cash or by issuing shares of their common stock. We initially anticipated that most engagements would be satisfied by the issuance of shares by the client rather than cash, although no assurances could be given in that regard. We reserved the right to distribute all or a portion of shares received from our clients to our shareholders in the form of a dividend, but we are not obligated to do so. Our standard engagement agreement required the client to register shares prior to issuance to us. Our clients have experienced extensive and unanticipated delays in complying with applicable disclosure and regulatory requirements to complete such registrations. Because of those delays, we have decided not to solicit new engagements for which services would be paid in stock until or unless such issues are satisfactorily resolved. The delays incur costs and require management resources to address the issues. Because of these matters, several clients have withdrawn previously filed registration statements that would have registered shares that were issuable to us and would have been distributed to our shareholders as dividends.

         Because of our role in the dividend distributions, during the fourth quarter of fiscal 2001, we concluded that we are a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act with regard to such securities. Accordingly, as part of the dividend distribution process, we must comply with the prospectus delivery requirements that would apply to a statutory underwriter in connection with the distribution of client shares to our stockholders. Further, we acknowledge to our clients whose shares we are distributing as a dividend to our shareholders that we are familiar with the anti-manipulation rules of the SEC, including Regulation M under the Securities Exchange Act of 1934. These rules may apply to sales by us in the market, following the creation of a public market for client shares, if such a market ever develops.

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

         As previously indicated, we are evaluating the viability of distributing these types of dividends to our shareholders in the future. If we undertake such distributions, these rules will be relevant to us.

Competition - Competition in the consulting industry is intense and many of our competitors have greater financial resources than us. We expect that competition will come from a wide variety of professional accounting and consulting firms as well as consulting services offered by venture firms, incubators, investment banks and others. We intend to compete based on the reputations and contacts of our management and the competent and creative approach to services that we offer. We also are prepared to accept shares of clients' common stock to satisfy our fees. We believe that the ability of a client to receive services without having to pay cash fees gives us a significant marketing advantage with many emerging companies. However, the delays experienced by our clients in the registration process indicate that we may be unable to avail ourselves of this principal competitive advantage in the future. In contacting prospective clients, we emphasized our management team's wide breadth of expertise, thereby offering the expertise of persons with major national firm experience combined with the hands on approach of a local firm.

         No assurances can be given that our competitive strategy will be successful.

Personal Care and Nutrition

         In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors are expected to purchase products from Blue Marble World's website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques which we believe are distinctive, developed a distributor compensation plan and entered into arrangements with a contract manufacturer and a fulfillment center. A substantial portion of our resources during the six-months ended June 30, 2001 was devoted to the development of products, a website, software associated with our distributor compensation program, marketing materials and the final design of the distributor compensation plan. These tasks are expected to be completed in 2003 .

         Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in June 2001 pursuant to a plan to distribute approximately 81% of Blue Marble World's stock to our shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying consolidated financial statements. This registration statement is currently in the process of review but there is no assurance that it will be declared effective by the SEC and that such distribution will occur.

Safety Products

Recent developments - During the past two years, many companies that are or were based on Internet-sales strategies have experienced significant financial problems and many have ceased operations. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with other suppliers. Our order flow declined significantly beginning during the quarter ended June 30, 2001 and continued during the entire year ended June 30, 2002

         During the first quarter of fiscal 2002, we introduced a new product under our high technology and specialty products plan. This product, which is designed to help protect corporate mailrooms as well as the home, is our patent pending MailSafe Containment Chamber. It is designed to allow an individual to open mail or standard size overnight packages in a confined airtight environment. MailSafe is air tight by design and testing and allows the operator to view the envelope or package in safety from airborne material release. We have applied for a provisional patent on our MailSafe Containment Chamber product. We subsequently have been informed by Seavisions of South Florida, Inc. that it claims to have filed for patent protection for a similar product before we did. Based on the advice of our patent counsel, we believe that our application for a provisional patent should be granted; however, no assurance can be given in this regard. A significant demand for MailSafe has not materialized after our marketing efforts were seriously impeded by regulatory concerns when the product was initially introduced. We have sold 31 units. The sale of MailSafe units is not profitable at that low level of production. In addition, our limited experience makes it less likely that we will emphasize engineered designed products in the future.

         The foregoing developments have resulted in our ongoing reassessment of the Safety Products Business. We are currently exploring our strategic options and have not come to any conclusion. Our options being considered are:

o Separate the safety products and consulting businesses into different entities;

o Merge the safety product business with a larger business in need of a e-business or distribution strategy (in which case the other entity might manage the combined businesses);

o Continue the business without committing significant financial and other resources that can best be used expanding the consulting business; or

o        Some other alternatives not yet identified.

         Unless one or more of our products becomes highly successful, we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current slack demand.

o General Business Approach - We developed a distribution and selling system, incorporating elements of a traditional distribution business using catalogs, independent sales representatives and telemarketing with a business-to-business e-commerce site on the world wide web.

         Our business model was designed to take advantage of the Internet as a selling medium. We believe that the Internet offers significant potential long-term opportunities in the areas of e-commerce, including the ability to reach a large potential market without the need for substantial advertising expenditures.

         Our website is located at www.esafetyworld.com and has more than 15,000 SKUs. Customers who do not use the website can continue to order via toll free telephone numbers or by facsimile. Sales from our website and other sources continue to be minimal.

Market Niches and Background - We initially identified two initial market niches:

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

         We offer for sale a large variety of disposable items, including hats, coats, boots and gloves and general laboratory supply items, that are used in laboratories and critical environment facilities. We have also designed a series of workstations, work benches, air showers and other accessories used in controlled environment facilities. These items are manufactured to our specifications by third party contractors. The demand for these manufactured products fell significantly during the quarter ended June 30, 2001 and continued throughout the year ended June 30, 2002.

Marketing - Our business plan was designed to offer customers a complete buying and customer service solution. Specifically, we have provided an ordering methodology that fits the needs and preferences of many types of customers or potential customers. In addition, each selling effort is designed to encourage customers to use or become familiar with our e-commerce site and our related sales and customer service capabilities.

         We distributed traditional catalogs to the purchasing agents of customers as well as to selected targeted customers and contacts made at tradeshows. We also distribute CD-ROMS that contain the same information as our catalog and includes a hot link to our website. This has not proven to be an effective way to market the products.

Customer Service - We believe that a high level of customer service and support is critical to retaining and expanding our customer base and encouraging repeat purchases. A customer service representative is available five days a week to provide customer assistance via e-mail or telephone.

Order Fulfillment and Vendors - A significant element of our strategic plan involves having vendors drop ship products directly to our customers. Drop shipment eliminates our requirements to maintain and store inventory. Our understanding with all of our principal vendors calls for these vendors to drop ship products directly to our customers. Products are purchased using purchase orders or verbal agreements. No long-term supply agreements, including obligations to purchase inventory, exist. None of our arrangements is on a commission or contingency basis. In every case, we are billed by our vendor based on standard industry or negotiated terms and, in turn, bill our customers in the same way. Our failure to collect from our customers in no way alleviates or reduces our obligation to our vendors. There can be no assurances that we will continue to be successful in negotiating these arrangements with vendors.

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

Competition - We believe that there are hundreds of competitors selling products that are similar to those sold by us based on listings in industry catalogs, including the Thomas Register. The National Safety Council, a trade organization of manufacturers and distributors, has over 15,000 members. The most significant national competitor is Grainger Inc., a distributor of industrial safety products, which distributes through stores, catalogs and a website. There are also significant competitors in each other product niche in which we participate. Many of our other competitors are regional companies selling through catalogs and independent sales representatives.

Software and Computer Resources

         Our strategy has been and is to license or otherwise obtain commercially available technology and outsource services whenever possible rather than seek internally developed solutions.

         In early 2001, we started to take steps to move our websites to our own servers with backup capabilities in St. George, Utah in order to be able to:

o Have access to a proprietary database that can be used for the website, catalogs and CD-ROMs;

o Be able to increase the online customer service capabilities, add a message board and provide investor relation information on a timely and cost effective basis;

o Be able to make timely changes and additions to the database without incurring significant incremental costs; and

o        Host websites designed for its consulting clients.

         We have also increased our in-house capabilities to print catalogs and marketing materials and create CD-ROMs.

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

Personnel

         We have three full-time employees and officers at September 13, 2002. Our strategic plan is to use dedicated consultants and to outsource as many functions as possible. Growth is not expected to result in significant increases in personnel.

Other Strategies

         If the issues described above relating to our consulting practice are not resolved satisfactorily during the first half of the fiscal year ending June 30, 2003, we will have to consider other alternatives and strategies that may offer benefits to our Company and shareholders before we exhaust our financial resources completely. These alternatives will include, but not be limited to, merger or joint venture opportunities. No such options have been discussed or sought nor has any entity been engaged or authorized to seek such possible transactions on our behalf.

Item 2 -- PROPERTIES

         We operate out of rented office space located at 80 Orville Drive, Bohemia, NY 11716. The lease, which expires in October 2003 calls for minimum monthly payments of approximately $1,900. The monthly rental also covers certain communications, clerical and administrative services. We believe that our existing facilities are adequate for our operations for the foreseeable future.

Item 3 -- LEGAL PROCEEDINGS

         In December 2001, the Securities and Exchange Commission initiated an investigation of the Company. The investigation closely followed a decision by NASDAQ to de-list the Company's common stock. As of this date, no charges have been brought or threatened by the SEC against the Company or any individual as a result of the investigation.

         On March 7, 2002, Norwood Venture Corp. ("Norwood") commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and various other defendants, including eSAFETYWORLD, Edward A. Heil and
K. Ivan F. Gothner. In this action, Norwood, a purported creditor of the now defunct Laininaire has asserted a fraudulent conveyance claim against the Company in connection with the Company's acquisition of certain intangible assets from Laminaire in 1999 (the "1999 transaction"). The complaint also asserts fraudulent conveyance and breach of fiduciary duty claims against Messrs. Heil and Gothner in connection with the 1999 transaction. In addition, the complaint asserts fraudulent misrepresentation and negligent misrepresentation claims against Messrs. Heil and K. Ivan F. Gothner in connection with an alleged February 2000 transaction in which Norwood allegedly gave up a lien on certain Laminaire property in exchange for a lien on Laminaire accounts receivable and inventory and other consideration. However, it does not appear that such claims are asserted against Mr. Heil or Mr. Gothner in their capacity as officers and/or directors of eSAFETYWORLD. After the commencement of this action, the parties entered into negotiations to resolve the dispute. While negotiations have continued, the parties have signed various stipulations extending defendants' time to respond to the complaint.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     Part II

Item 5 -- MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We completed our initial public offering in February 2000. In December 2001, we were delisted from trading by The Nasdaq Stock Market Inc. because we failed to timely file our Annual Report on Form 10-KSB, as required by Nasdaq Marketplace Rules and because Nasdaq has also alleged that we may have violated other Nasdaq Marketplace Rules, including the failure to pre-clear all press releases with Nasdaq Stockwatch prior to dissemination. Our shares are now quoted on the OTC Pinksheets under the symbol "SFTY." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities.

         Our stock is currently considered to be a "penny stock." Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions such as being listed on a national exchange. For any transaction involving a penny stock, unless exempt, the penny stock rules require that:

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

     Quarter ended:                              High                  Low

     Fiscal 2000:
     March 31, 2000                            $9 1/2               $6 1/2
     June 30, 2000                              6 1/2                2 1/8

     Fiscal 2001:
     September 30, 2000                       2 15/16                 11/4
     December 31, 2000                       2 31/100             1 31/100
     March 31, 2001                          1 17/100               69/100
     June 30, 2001                            1 13/25                  3/4

     September 30, 2001                        1 3/50                  2/5
     December 31, 2001                          19/50                  2/5
     March 31, 2002                             41/50                 1/10
     June 30, 2002                             27/100               19/200

         There are approximately 1,200 stockholders of record of our common stock. As of September 30, 2002, the last sale price of our common stock was $.02. Interested parties can download copies of this annual report and future quarterly reports from our website at www.esafetyworld.com.

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

                                  Risk Factors

We have a limited operating history, have incurred significant operating losses and anticipate continued losses.

          We have a limited operating history which has been materially and adversely impacted by significant operating losses, changes in the economic environment for e-business and ability to access capital. These changes have resulted in a change in the focus of our business. Our independent auditors have indicated that, in their opinion, these factors raise substantial doubt about our ability to continue as a going concern. Management is reviewing all aspects of the Company's operations in an effort to identify potentially profitable opportunities and will seek additional funding if necessary. However, there are no assurances that we will be successful in any of these endeavors.

We do not know whether our basic business strategy will succeed before our resources are exhausted.

         If the issues relating to our consulting practice are not resolved satisfactorily during the first half of the fiscal year ending June 30, 2003, we will have to consider other alternatives and strategies that may offer benefits to our Company and shareholders before we exhaust our financial resources completely. These alternatives will include, but not be limited to, merger or joint venture opportunities. No such options have been discussed or sought nor has any entity been engaged or authorized to seek such possible transactions on our behalf. We may be unable to resolve the issues affecting our consulting practice and may be unable to implement a successful alternative strategy in which case we may be unable to continue in business.

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

We may be unable to execute our dividend distribution strategy.

         The process of distributing shares of stock received from clients to our shareholders as dividends has been delayed. We may exhaust our financial resources before client registration statements are declared effective. In addition, several clients have withdrawn registration statements because of the delays and associated costs. These clients may be unable or unwilling to refile registration statements if related issues involving other clients are resolved satisfactorily. If such client shares are not distributed to our shareholders as dividends, they may not be resold by us without registration under the Securities Act.

         If a client that issues us shares is deemed to be a blank check company, such client will have to comply with Rule 419 promulgated under the Securities Act. Rule 419 includes within the definition of a blank check company a company that is a "development stage company." Generally, a "development stage company" is a company whose planned principal operations have not commenced or whose planned principal operations have commenced, but there has been no significant revenue therefrom. In that case, the shares that we receive would not be subject to Rule 144 and would require registration prior to resale. There are a significant number of restrictions placed on the sale of securities issued by blank check companies that would make resale difficult or impossible even if the shares are registered.

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

We may not be able to conduct our consulting business as initially planned, if at all.

         Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received to our shareholders as a dividend in a way that we believed had the potential to benefit both the client and our shareholders, although the realization of benefits was not and never could be assured. The concept has required a large commitment of time and resources to clear the regulatory process. Based on the time already devoted to clearing client registration statement, it is possible that we may exhaust our resources before these registration statements are cleared. These delays have caused us to cease accepting new clients and may ultimately result in the failure of the consulting initiative.

Our future consulting engagements with clients, if any, may not be profitable.

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

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Operations

         We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired intangible assets, including customer and vendor lists, from the Distribution Product Group of Laminaire Corporation. We devoted the period starting in July 1999 and thereafter to developing our business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing marketing tools and catalogs and establishing infrastructure. We adopted a cautious approach in implementing our strategies because we were aware of the experience of other smallcap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, we became increasingly committed to a strategy that does not require a high level of fixed costs or require major cash outlays to establish brand recognition. We completed an initial public offering of our common stock in February 2000.

         During the fourth calendar quarter of 2000, our evaluation of market conditions as well as the capital markets caused us to consider augmenting our initial business focus in order to increase the likelihood of successfully achieving our business goals. As a result, we decided to take advantage of the existing core skills of our management team and expand into two new areas, personal care and nutrition products and business consulting. Neither of these areas requires substantial capital commitments.

Safety Products Business - We market and distribute disposable industrial safety, laboratory and critical environment products to companies whose employees work in manufacturing, construction or critical environments and may be exposed to environmental hazards. We operate a Business-to-Business e-Commerce site over the Internet and also offer our customers ordering solutions by making toll free numbers and catalogs available for customers who prefer traditional ordering methods.

         During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the year ended June 30, 2002. We do not believe that this decline is short-term in nature and, accordingly, wrote-off substantially all of the carrying value of goodwill associated with this aspect of our business resulting in a net charge to earnings of $ 1,063,386.

         The foregoing developments have resulted in our ongoing reassessment of the Safety Products Business. We are currently exploring our strategic options and have not come to any conclusion. Our options being considered are:

o Separate the safety products and consulting businesses into different entities;

o Merge the safety product business with a larger business in need of an e-business or distribution strategy (in which case the other entity might manage the combined businesses);

o Continue the business without committing significant financial and other resources that can best be used expanding the consulting business; or

o        Some other alternatives not yet identified.

         Unless one or more of our products becomes highly successful, we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current slack demand. The executive principally responsible for our product business accepted an executive position with another company effective May 20, 2002 and has not been replaced.

Consulting Program - Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received to the Company's shareholders in a way that we believed had the potential to benefit both the client and our shareholders, although the realization of benefits was never and could never be assured. The concept has required a large commitment of time and resources to clear the regulatory process. We believe that we have resolved satisfactorily many of the significant issues and concerns of which we are aware. We, together with clients, continue to discuss client-specific issues . However, there are no assurances that the current open issues will be resolved satisfactorily or that new issues and concerns will not arise or that issues that we believe have been resolved satisfactorily may reopen.

         The uncertainties and delays that have arisen appear, in our opinion, to be related to our intent to distribute shares received from clients as dividends to our shareholders and the fact that our business model calls for us to work multiple engagements simultaneously. Therefore, we are considering a policy of not distributing the shares if all issues pertaining to the proposed distributions are not resolved shortly. Even if the issues are resolved satisfactorily, we may decide not to distribute some or all shares received in the future, particularly the shares of startup or development stage companies. We plan to concentrate our efforts on established small and medium-sized companies having no affiliation to any officer or director. If we receive shares of stock from consulting clients and opt not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness and impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

If required, impairment losses are recognized based on the excess of the asset's carrying value over its fair value. We have established reserves and allowances for account balances associated with clients whose carrying values are impaired because client-specific issues have been raised during the registration review process. As of June 30, 2002, we have recognized no revenues from our consulting projects and have established write-downs and allowances of $636,360 in connection with projects whose carrying values are impaired because they have been delayed or postponed by clients or which have had client-specific issues.

         We have not significantly marketed our consulting services. All of our engagements have been referrals based on our management's contacts. We will not solicit or accept any new client engagements until or unless all open issues have been satisfactorily resolved. This means that the consulting initiative may not go forward if we ultimately lack the resources necessary to resolve the issues satisfactorily. As part of this initiative, we had made convertible loans to Harbor Ridge Communications, Inc., a public relations firm that we believed would provide quality and professional services to our clients. The delays relating to our client registration statements have caused us to reconsider this strategy. Continued participation in the Harbor Ridge project would require additional financial and management resources. Given that we do not know whether our clients will ever be in a position to benefit from those services, we have opted to discontinue our participation in the Harbor Ridge initiative and write-off our investment resulting in a charge to operations of $545,338.

         On February 11, 2002, we agreed to acquire, subject to regulatory approvals, a broker dealer for a purchase price of $37,000. If the regulatory approvals were received, the broker dealer was to be used to perform appropriate ministerial functions in the distribution of dividends and to give us the option to consider expanding our corporate finance service offerings within the consulting initiative. There was never any plan of performing any retail brokerage functions. Subsequently, we believe that we satisfactorily resolved the regulatory questions concerning the need for a broker dealer to be involved in the dividend distribution process and do not believe that such involvement is required. The delays and other issues associated with our consulting initiatives have caused us to re-evaluate the potential current benefits of expanding our consulting service offerings. We have, therefore, opted not to proceed with the broker-dealer initiative and have established a reserve against the entire purchase price.

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

Results of Operations

General:

Year ended June 30, 2002 compared to year ended June 30, 2001

         A significant portion of the Company's manpower and financial resources during the 2002 period were devoted to the development of MailSafe and the issues surrounding our delisting by NASDAQ. We incurred costs aggregating $378,684 in reviewing and responding to NASDAQ and the SEC during that period.

         In addition, the manpower devoted to dealing with questions raised by NASDAQ significantly reduced the resources available to devote to the consulting engagements.

Revenue and Cost of Product Revenues

         Revenue and cost of revenues were not significant in either period. The Company was not successful in increasing product sales in a generally depressed economy.

Loss from Operations

The loss from operations in the 2002 period was caused by:

o Unexpected delays and problems that prevented us from recognizing revenues from the consulting business;

o        Costs aggregating $378,684 relating to dealing with regulatory issues;
         and

o        The ongoing decline in safety products orders.

These factors resulted in us:

o        Not recognizing revenue on consulting engagements; and

o Writing down substantially goodwill, investments and costs relating to the consulting initiative and previously recorded deferred income tax benefits. These writedowns aggregated $2,681,551

Outlook

         We are likely to incur operating losses and negative cash flow for the foreseeable future unless the registration statements filed by consulting clients are declared effective and liquid markets develop for the shares of client stock that we receive. We cannot predict the likelihood or timing of these events occurring. However, we believe that our strategy must be based on developing the consulting business and overcoming the delays in realizing revenues from that business. No assurances can be given as to our likelihood of success in this regard. If we are unable to accomplish the goals of our consulting initiative in the next few months, we will need financing. If we are unable to obtain financing or if the financing we do obtain is insufficient to cover our operating losses, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

         If the issues described above relating to our consulting practice are not resolved satisfactorily during the first half of the fiscal year ending June 30, 2003, we will have to consider other alternatives and strategies that may offer benefits to our Company and shareholders before we exhaust our financial resources completely. These alternatives will include, but not be limited to, merger or joint venture opportunities. No such options have been discussed or sought nor has any entity been engaged or authorized to seek such possible transactions on our behalf.

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

Recent Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our financial position or reported results of operations.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have an impact on the financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. We wrote-off substantially all goodwill during the year ended June 30, 2002. However, we probably would have had a significant write-off under pre-existing accounting principles as well..

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS 121 while retaining many of its requirements. The adoption of SFAS No. 143 and 144 did not have an impact on the financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and certain provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of these standards is not expected to impact on the Company's results of operations and financial position.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") Rescission of FASB Statements Nos. 4, 44 and 64, Amendment to FASB Statement No. 13 and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement rescinded FASB Nos. 4 and 64 which required that all gains and losses from the extinguishment of debt be aggregated and, if material, be reported as an extraordinary item, net of related income tax effects. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. Management does not believe that the adoption of this Statement will have a material effect on our financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is not yet effective and the impact of adoption on the Company's financial position or results of operations has not been determined.

         In November 2001, the Emerging Issues Task Force reached a consensus to issue FASB Staff Announcement Topic No. D-103, which was re-characterized in January 2002 as EITF Issue No. 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred. This consensus clarifies that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our results of operations.

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

         The SEC's proposals define an accounting estimate recognized in the financial statements as a "critical accounting estimate" if:

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

The proposals would also require the following information in the MD&A section:

o A quantitative discussion of changes in line items in the financial statements and overall financial performance if the company were to assume that the accounting estimate were changed, either by using reasonably possible near-term changes in certain assumption(s) underlying the accounting estimate or by using the reasonably possible range of the accounting estimate;

o A quantitative and qualitative discussion of any material changes made to the accounting estimate in the past three years, the reasons for the changes, and the effect on line items in the financial statements and overall financial performance;

o A statement of whether or not the company's senior management has discussed the development and selection of the accounting estimate, and the MD&A disclosure regarding it, with the audit committee of the company's board of directors;

o If the company operates in more than one segment, an identification of the segments of the company's business the accounting estimate affects; and

o A discussion of the estimate on a segment basis, mirroring the one required on a company-wide basis, to the extent that a failure to present that information would result in an omission that renders the disclosure materially misleading.

The proposals also would include a requirement that companies update this part of the required disclosure to show material changes in their quarterly reports.

Item 7A -- QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use the interest rate derivative instruments to manage exposure to interest rate changes.

Item 8 -- FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 44.

Item 9 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 14, 2002, Eichler Bergsman & Co., LLP ("Eichler") advised eSAFETYWORLD, Inc. that it was resigning as our auditors. Eichler's letter stated: "Please be advised that our decision is based on business reasons and not because of a disagreement with management regarding accounting principles." Subsequently, we received letters from Eichler referring to, among other things, "disagreements." The report of Eichler on our fiscal 2001 and 2000 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion. While we did not consider the items referred to in Eichler's Second Letter or Third Letter as the subject matter of disagreements, particularly in light of Eichler's First Letter, we authorized Eichler to respond fully to the inquiries of our successor accountant with respect thereto. The matters referred to in Eichler's Second Letter and Third Letter were not the subject of discussion between Eichler and our Audit Committee or Board of Directors.

         While we did not consider the items referred to in Eichler's Second Letter or Third Letter as the subject matter of disagreements, particularly in light of Eichler's First Letter, we authorized Eichler to respond fully to the inquiries of our successor accountant with respect thereto. The matters referred to in Eichler's Second Letter and Third Letter were not the subject of discussion between Registrant's Audit Committee or Board of Directors and Eichler.

         We engaged Feldman Sherb & Co., P.C. ("Feldman Sherb") as our new independent accountants as of February 14, 2002. During the two most recent fiscal years and through February 14, 2002, we did not consult Feldman Sherb regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written or oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or "event" referred to in Eichler's Second Letter or Third Letter.

         In May 2002, Sherb & Co., LLP. was formed and included the partners and staff from Feldman Sherb with whom we worked. At that time we engaged Sherb & Co. to be our independent auditors.

                                    PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH
SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Our executive officers and directors are as follows:

Name                                  Age      Position and Offices

Edward A. Heil                        51       Chairman, president and chief
                                               executive officer
R. Bret Jenkins                       43       Director, secretary, and chief
                                               financial officer
K. Ivan F. Gothner                    44       Director
Bridget C. Owens                      45       Director
Steven W. Schuster                    48       Director


         Set forth below is a brief description of the background of our executive officers and directors, based on information provided by them to us.

Edward A. Heil is a founder of eSAFETYWORLD and has been our president and a director since 1997. He is a certified public accountant and a managing director, since January 1992 of EH Associates, LLC, a financial consulting firm. From 1984 through December 1991 he was a partner in the accounting firm, Deloitte & Touche, LLP. From 1973 to 1984 he was employed in various professional capacities by Deloitte & Touche, LLP. Mr. Heil holds Bachelor of Arts and Master of Business Administration degrees from New York University. Mr. Heil is also a director of The StockGame Company, a client of ours. EH Associates, LLC has a consulting contract to provide us with management and financial services, pursuant to which Mr. Heil provides services.

R. Bret Jenkins is a founder of eSAFETYWORLD and has been a director since 1997 and became chief financial officer in October 1999. He has been in the private practice of securities and general business law for the past 15 years. Mr. Jenkins holds Bachelor of Arts and Juris Doctorate degrees from the University of Utah. JPJ, Inc., a consulting firm controlled by Mr. Jenkins, has a contract to provide us with business services.

K. Ivan F. Gothner became a director in September 2001 and is a managing director and a founder of Adirondack Capital, LLC, a private merchant banking firm established in 1993 that focuses on serving small and midsize growth companies. In this capacity, Mr. Gothner performs consulting services for emerging and small public companies. Mr. Gothner was associated with Kleinwort Benson Limited, an investment banking firm, in 1986 and, from 1987 through 1990, Mr. Gothner acted as the general manager of the KB Mezzanine Fund, LP., a specialized fund. In 1990, Mr. Gothner joined Barclays Bank as a Senior Vice President responsible for establishing an investment banking unit to serve small and mid sized companies. Upon the sale of Barclays' "middle market" business at the end of 1992, Mr. Gothner began to work independently in this area. Mr. Gothner holds BA and MA degrees from Columbia University and also serves as a director of Business Continuity Services Group, Inc. and The StockGame Company, two of our clients.

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

         Two officers and directors resigned effective September 30, 2002 in order to devote their fulltime efforts to other endeavors:

James Brownfiel was an officer from August 1999 until May 2002. He became a director in September 2000. From 1996 to 1999, he was a general manager for Deshler Mechanical Corp. From 1995 to 1996, he was a District Manager for Ferguson Enterprises. From 1994 to 1995, he was a project manager for Porter Brothers Inc. He is a graduate of the University of Notre Dame. Mr. Brownfiel is Mr. Heil's son-in-law.

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

                                                     Long Term
                                                 Compensation Awards  Payouts

                        Annual Compensation (1)
                    -----------------------------
Name and                                  Other   Restr  Options           All
Principal                                 Annual  icted  /SARs     LTIP   Other
Position            Year  Salary(a) Bonus Compens Stock  (b)       Pay   Compens
                                          ation   Awards           outs   ation
                                                   ($)
                    ----   -------- ----  ------- ------  ----     ----  -------
Edward A. Heil      2002   $150,832  -0-  $12,000
                    2001   $140,000  -0-  $12,000   --     --       --       --
                    2000     28,717  -0-    3,000   --     --       --       --

R. Bret Jenkins     2002   $127,500  -0-    2,640
                    2001   $120,000  -0-    2,807   --     --       --       --
                    2000     25,000  -0-      -0-   --     --       --       --

James Brownfiel     2002    108,967  -0-   12,000
                    2001     90,494  -0-   12,000   --     --       --       --
                    2000     13,834  -0-    3,000   --     --       --       --

Claire A. Heil      2002    116,992  -0-    3,298
                    2001     73,267  -0-    2,674   --     --       --       --
                    2000        -0-  -0-      -0-   --     --       --       --

K. Ivan F. Gothner  2002     78,000  -0-    1,857   --     --       --       --
                    2001     12,000  -0-      -0-   --     --       --       --
                    2000        -0-  -0-      -0-   --     --       --       --


(a) Represents amounts paid under consulting arrangements to entities controlled by our officers or direct employment agreements. The other compensation relates principally to the estimated cost of health care benefits.
(b)      Messrs.  Heil and Jenkins each have options to purchase  105,000 shares and Mr. Brownfiel and Ms. Heil each have options to purchase 80,000 shares. All options are exercisable at a price of $.87 per share, the fair market value at the date of grant. All options are exercisable. No options have been exercised through September 30, 2002.

                                 Equity Compensation Plan Information

                                                            Number of securities
                      Number of             Weighted-       remaining available
                      securities to         average         for future issuance
                      be issued upon        exercise price  under equity
                      exercise of           of outstanding  compensation plans
                      outstanding options,  options,       (excluding securities
                      warrants and rights   warrants and     reflected in column
                                            rights           (a))

Plan category             (a)                 (b)                 (c)
Equity compensation
plans approved by
security holders
Equity compensation
plans not approved
by security holders     450,000               $.87               450,000

Total                   450,000               $.87               450,000

         We have a stock option plan that expires in 2009 and enables us to grant incentive stock options, non-qualified options and stock appreciation rights for up to an aggregate of 450,000 shares of our common stock. The plan was approved prior to the completion of our initial public offering and was disclosed in the Registration Statement on Form SB-2 relating to that initial public offering. Incentive stock options granted under the plan must conform to applicable federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant or 110% of fair market value for ten percent or more stockholders. Other options and stock appreciation rights may be granted on terms determined by the compensation committee of the board of directors.

         We have issued 450,000 options to our officers, directors and consultants at an exercise price of $.87 per share, the closing price on the date that such options were granted. All options were granted in October 2000 and are exercisable. No options have been exercised.

Consulting Agreements

         We have an agreement with EH Associates, LLC, an entity associated with Mr. Heil, under which we will pay annual consulting fees of not less than $150,000 in each of the three years in the period ending March 31, 2004. Mr. Heil receives no compensation from us beyond the payments to EH Associates . The contract automatically rolls over for one year on each anniversary date unless terminated. Mr. Heil currently devotes an average of 50 to 60 hours per week to us. In October 2002 the consulting agreement with EH Associates was amended to reduce the term to one year commencing November 1, 2002 due to the diminished resources of the Company and provides for payment at consultant's option.

         We have an agreement with JPJ, Inc., an entity associated with Mr. Jenkins, under which we have agreed to pay minimum annual fees of $120,000 in each of the three years in the period ending March 31, 2004 for legal, financial and other business services. Mr. Jenkins receives no compensation from us beyond the payments to JPJ, Inc. The contract automatically rolls over unless terminated. Mr. Jenkins currently devotes an average of not less than 30 hours per week to us. The contract automatically rolls over for one year on each anniversary date unless terminated. In October 2002 the consulting agreement with JPJ, Inc. was amended to reduce the term to one year, commencing November 1, 2002, due to the diminished resources of the Company and provides for payment at consultant's option.

         We have an agreement with Adirondack Capital, LLC, an entity associated with Mr. Gothner, under which we have agreed to pay minimum annual fees of $120,000 in each of the three years in the period ending March 31, 2004 for financial and other business services. Mr. Gothner receives no compensation from us beyond the payments to Adirondack Capital, LLC. The contract automatically rolls over unless terminated. Mr. Gothner currently devotes an average of 35 hours per week to us. The contract automatically rolls over for one year on each anniversary date unless terminated.

         We have an agreement with EDK Associates, LLC under which we have agreed to pay annual fees of not less than $52,000 in each of the three years in the period ended July 31, 2003 for administrative, marketing and investor relations services. Ms. Owens, a director, is the managing member and sole owner of EDK Associates, LLC.

         We had entered into a three-year agreement with CH Associates, LLC, an entity controlled by Ms. Heil that became effective at June 15, 2001 and calls for minimum annual fees of not less than $100,000, as well as reimbursement of business expenses. Ms. Heil currently devotes an average of 45 to 50 hours per week to us and receives no other compensation from us. The contract automatically rolls over for one year on each anniversary date unless terminated. CH Associates, LLC requested that we terminate the agreement in September 2002, and we agreed to do so.

Stock Option Grants in Fiscal 2001

         The following table sets forth the:

         o number of shares underlying options granted during fiscal 2001 to the named executive officers,

         o percentage that the option grant represents of the total number of options granted to all of our employees during fiscal 2001,

         o        per share exercise price of each such option, and

         o        expiration date of each such option.

                                 Percentage of
              Number of Shares   Total Options
             Underlying Options  Granted to
               Granted during    Employees in     Exercise       Expiration
Name             Fiscal 2001     2001              Price            Date
-------------- ----------------  -------------    ---------      -----------
Edward A. Heil    105,000           23.3             $.87           2010
R. Bret Jenkins   105,000           23.3             $.87           2010
James Brownfiel    90,000           20.0             $.87           2010
Claire A. Heil     90,000           20.0             $.87           2010

No options were granted during fiscal 2002. None of the options have been exercised through September 30, 2002.

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

Indemnification of Officers and Directors

         Section NRS 78.7502 of Nevada law provides that:

o A corporation may, with certain exceptions, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding,
         whether  civil,  criminal,   administrative  or investigative,  if he
         acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person is liable pursuant to NRS 78.138 or did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

o A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in our favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

         NRS 78.751 generally provides that, with respect to any discretionary indemnification pursuant to NRS 78.7502, the articles of incorporation, the bylaws or an agreement made by the corporation may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation. The provisions of this subsection do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

         NRS 78.752 provides that a corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

         The other financial arrangements made by the corporation pursuant to subsection 1 may include the following:

o        The creation of a trust fund.

o        The establishment of a program of self-insurance.

o The securing of our obligation of indemnification by granting a security interest or other lien on any assets of the corporation.

o        The establishment of a letter of credit, guaranty or surety.

No financial arrangement made pursuant to this subsection may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2002 by:

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


Name of beneficial owner (1)      Number of shares           Percent of shares
                                     owned                      owned (3)


Edward A. Heil                      443,000                        14.77

R. Bret Jenkins (2)                 330,000                        11.00

James Brownfiel (3)                  73,500                         2.45

Claire A. Heil (3)                   73,500                         2.45

Steven W. Schuster                  100,000                         3.34

Bridget C. Owens                     50,000                         1.67

Directors and Officers As         1,070,000                        36.51
a Group (6 people)


1. The address for all other officers and directors, except Mr. Schuster, is 80 Orville Drive, Bohemia, NY 11716. Mr. Schuster's address is 260 Madison Avenue, New York, NY 10016.

2. JPJ, Inc. owns 225,000 shares. It is an entity controlled by Mr. Jenkins. Shares held by it are beneficially owned and controlled by Mr. Jenkins.

3.       Mr. Brownfiel and Ms. Heil resigned as directors effective September
         30, 2002.

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

         At June 30, 2002, Blue Marble World owes eSAFETYWORLD an aggregate of $368,019. The Amended Master Distribution Agreement between the two companies stipulates that the liability to eSAFETYWORLD shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to eSAFETYWORLD is not repaid in full by June 30, 2003, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 1, 2003. If we are unable to pay the balance by June 30, 2004, the unpaid balance may, at eSAFETYWORLD's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If eSAFETYWORLD converts amounts due it at any point after July 1, 2004, it shall have demand registration rights with respect to the shares received upon conversion. Blue Marble World shall pay all registration costs.

Other Transactions and Agreements

o EH Associates, LLC has a contract with us for consultation for financial and management services. Mr. Heil is the controlling shareholder of EH Associates, LLC

o JPJ Inc. has a contract with us for consultation for financial and management services. Mr. Jenkins is the controlling shareholder of JPJ Inc.

o CH Associates, LLC has a contract with us for consultation for financial and management services. Ms. Heil, the daughter of Edward
         A. Heil, is the controlling shareholder of CH Associates, LLC. This agreement was terminated by both parties in September 2002.

o EDK Associates, LLC has a contract with us for administrative, marketing and investor relations services. Ms. Owens is the managing member and sole owner of EDK Associates, LLC.

o Adirondack Capital, LLC has a contract with us for consultation for financial and management services. Mr. Gothner is the controlling shareholder of Adirondack Capital, LLC.

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

                                     PART IV

                        Exhibits and Reports on Form 8-K

a.       Exhibits

INDEX TO EXHIBITS


Number             Description

3.1                Registrant's Articles of Incorporation dated July 21, 1997*
3.2                Registrant's Amendment to Articles of Incorporation dated
                   August 23, 1999*
3.3 Registrant's Certificate of Correction to Articles of Incorporation dated November 19, 1999*
3.4                Registrant's By-laws*
4.1                Form of common stock certificate*
4.2                1999 stock option plan*
10.1               Asset Purchase Agreement with Laminaire Corp.*
10.2               Agreement with EH Associates, LLC*
10.3               Agreement with JPJ, Inc.*
10.4               Agreement with EDK, LLC*
10.6               Employment Agreement with James Brownfiel*
10.20              Amended Consulting Agreement with JPJ, Inc.**
10.21              Amended Employment Agreement with James Brownfiel**
10.22              Amended Agreement with EH Associates, LLC.***
10.23              Employment Agreement with Claire A. Heil***
10.24              Amended Agreement with EDK, LLC***
10.25              Agreement with KMB, LLC.***
10.26              Amended Agreement with EH Associates, LLC****
10.27              Amended Agreement with JPJ, Inc****
10.28              Amended Agreement with CH Associates, LLC****
10.29              Employment Agreement with James Brownfiel ****
10.30              Management Agreement with Blue Marble World, Inc.
10.31              Master Distribution Agreement between Blue Marble World, Inc.
                   and eSAFETYWORLD, Inc.
10.32              Amended Agreement dated June 15, 2001 with CH Associates, LLC
10.33              Harbor Ridge Agreement
10.34              Agreement with Adirondack Capital, LLC*****
10.35              Agreement with Concord Consulting
10.36              Amended Agreement with EH Associates
10.37              Amended Agreement with JPJ, Inc.

99.01 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        * Filed with the Registrant's Registration Statement on Form SB-2.
       ** Filed with the Registrant's Report on Form 10-QSB for the Three Months
          Ended March 31, 2000 *** Filed with this Annual Report on Form 10-KSB. **** Filed with the Registrant's Report on Form 10-QSB for the Three Months
          Ended March 31, 2001
    ***** Filed with the Registrant's Report on Form 10-QSB for the Three Months
          Ended March 31, 2002

b.       Report on Form 8-K
                  NONE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     /s/ Edward A. Heil
                                                         ------------------
                                                         EDWARD A. HEIL
                                                  Title: President
                                                  Date:  10/ 11 /02

                                                     /s/ R. Bret Jenkins
                                                         --------------------
                                                         R. BRET JENKINS
                                                  Title: Chief
                                                         Financial Officer
                                                  Date:  10/11/02



         Directors

                                                     /s/ K.  Ivan F. Gothner
                                                         -------------------
                                                         K. IVAN F. GOTHNER
                                                  Title: Director
                                                  Date:  10/10/02


                                                     /s/ Bridget C. Owens
                                                         ----------------
                                                         BRIDGET C. OWENS
                                                  Title: Director
                                                  Date:  10/11/02



                                                     /s/ Steven W. Schuster
                                                         ------------------
                                                         STEVEN W. SCHUSTER
                                                  Title: Director
                                                  Date:  10/11/02

  CERTIFICATIONS FOR FORM 10-K/10-KSB FOR PERIODS ENDING BEFORE AUGUST 29, 2002

         I, Edward A. Heil, certify that:

         1. I have reviewed this annual report on Form 10-K/10-KSB of eSAFETYWORLD, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 11, 2002

/s/ Edward A. Heil

Edward A. Heil
Chairman and President


I, R. Bret Jenkins, certify that:

         1. I have reviewed this annual report on Form 10-K/10-KSB of eSAFETYWORLD, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 11, 2002


/s/ R. Bret Jenkins

R. Bret Jenkins
Chief Financial Office

                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT..................................................44

CONSOLIDATED BALANCE SHEET....................................................45

CONSOLIDATED STATEMENTS OF OPERATIONS.........................................47

CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................48

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY................................49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................50

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
eSAFETYWORLD, Inc.:

We have audited the accompanying consolidated balance sheet of eSAFETYWORLD, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of eSAFETYWORLD's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eSAFETYWORLD, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that eSAFETYWORLD will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, eSAFETYWORLD has experienced losses and negative cash flow since its inception and has an accumulated deficit. eSAFETYWORLD will be dependent on additional financing to sustain its activities, and there is no assurance that such financing will be available. These factors raise substantial doubt about eSAFETYWORLD's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Sherb & Co., LLP

New York, New York
August 21, 2002




                                      F-1                                     44
                               eSAFETYWORLD, Inc.


                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

                                     ASSETS





    Current Assets:
    Cash and cash equivalents                                       $ 1,064,308
    Accounts receivable, net of allowance for doubtful
        accounts of $3,000                                               15,531
    Inventories                                                          37,978
    Prepaid expenses and other                                           71,026
                                                                    ------------
             Total Current Assets                                     1,188,843

    Property and equipment, less accumulated depreciation of
        $115,317                                                        348,557

    Acquired intangibles, less accumulated amortization of
        $1,261,069                                                       50,000

    Other assets                                                        196,196

    Certificate of deposit, collateralizing notes payable and
        credit facilities with bank                                     749,684
                                                                    ------------
    Total Assets                                                    $ 2,533,280
                                                                   =============





                 See Notes to Consolidated Financial Statements.

                                      F-2                                     45
                               eSAFETYWORLD, Inc.


                           CONSOLIDATED BALANCE SHEET


                                  JUNE 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY




Current Liabilities:
Accounts payable, accrued expenses, and other                         $ 210,711
                                                                   -------------

Long-Term Liabilities:
Capital lease obligation                                                  7,102
Secured notes payable to  bank                                          235.293
                                                                   -------------

Total Long-term Liabilities                                             242,395
                                                                   -------------


Total Liabilities                                                       453,106
                                                                   -------------

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized;
    none issued                                                               -
Common stock, $.001 par value, 20,000,000 shares
    authorized; 3,000,000 shares issued  and
    outstanding                                                           3,000
Additional paid-in capital                                            6,388,644
Accumulated deficit                                                  (4,311,470)
                                                                   -------------
          Stockholders' Equity                                        2,080,174
                                                                   -------------
Total Liabilities and Stockholders' Equity                          $ 2,533,280
                                                                   =============





                 See Notes to Consolidated Financial Statements

                                      F-3                                     46
                               eSAFETYWORLD, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                      2002                2001
                                                  ---------------- -------------
         Revenues                                   $177,905           $384,975
         Cost of revenues                            154,684            350,007
                                                  ---------------- -------------
          Gross profit                                23,221             34,968
                                                  ---------------- -------------

         Expenses and Other:
         Selling and administrative expenses       1,074,832            347,102
         Other:
              Amortization and impairments         2,552,651            115,021
               Regulatory  and legal costs           378,684             -
              Other-net (principally interest)       (67,517)          (232,160)
                                                 ----------------- -------------
         Total Expenses and Other                  3,938,650            229,963
                                                 ----------------- -------------

         Pretax Loss from Continuing Operations   (3,915,429)          (194,995)
         Income Taxes (Benefit)                      128,900            (62,000)
                                                 ----------------- -------------
         Loss From Continuing Operations          (4,044,329)          (132,995)

         Discontinued Operations - net               (55,420)          (110,401)
                                                 ----------------- -------------
         Net Loss                                $(4,099,749)         $(243,396)
                                                 ================= =============

         Basic and Diluted Loss Per Share:
            Continuing operations                    $(1.35)              $(.04)
            Discontinued operations                    (.02)               (.04)
                                                       -----               -----
            Total                                    $(1.37)            $ .(.08)
                                                     =======            ========

         Weighted average number of common and
         common equivalent shares
         outstanding                              3,000,000           3,000,000
                                                  =========           =========



                 See Notes to Consolidated Financial Statements.
                                      F-4                                     47
                               eSAFETYWORLD, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             For the Years Ended June 30,
                                          --------------------------------------
                                               2002                2001
                                          ------------------ -------------------
Cash flows from operating activities:
Loss from continuing operations           $(4,044,329)          $(132,995)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Loss from discontinued operations,
 net of taxes                                 (55,420)           (110,401)
Depreciation and amortization and
 impairments                                2,624,874             157,941
Deferred tax benefit                          129,000            (124,000)
Decrease in accounts receivable                21,542              53,808
Increase in inventories                        (1,200)           (421,451)
Decrease in prepaid expenses and other           -                 47,999
Increase in other assets                     (365,716)          (109,613)
Increase in accounts payable, accrued
 expenses, and other                           77,810             87,100
                                          ------------------ -------------------
Net cash used by continuing operations     (1,613,439)          (551,612)
                                          ------------------ -------------------

Cash flows from investing activities:
Loans/investments                              (109,050)         (573,288)
(Increase) decrease in certificates
 of deposit                                     (11,487)        1,261,803
Purchase of software and equipment              (79,663)         (479,203)
                                          ------------------ -------------------
Net cash provided by (used in) investing
 activities                                    (200,200)          209,312
                                          ------------------ -------------------
Cash flows from financing activities:
Borrowings                                         -              319,886
Repayment of debt                               (51,860)          (25,631)
Settlement costs                                   -              (40,000)
                                          ------------------ -------------------
Net cash provided by (used in) financing
 activities                                     (51,860)          254,255
                                          ------------------ -------------------
Net decrease  in cash                        (1,865,499)          (88,045)
Cash and cash equivalents - beginning         2,929,807         3,017,852
                                          ------------------ -------------------
Cash and cash equivalents - ending           $1,064,308       $ 2,929,807
                                          ================== ===================

SUPPLEMENTAL INFORMATION:

            Cash paid for:
Income taxes                                    $ 1,919          $ 16,188
                                          ================== ===================

Interest                                        $13,945           $ 8,981
                                          ================== ===================

                 See Notes to Consolidated Financial Statements.

                                      F-5                                     48
                               eSAFETYWORLD, Inc.



                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED JUNE 30, 2002 and 2001




                            Common Stock     Additional
                        --------------------  Paid-in    Accumulated
                          Shares     Amount   Capital     Deficit       Total
                        ---------   -------  ----------  ---------   ----------
Balance, July 1, 2000   3,000,000   $ 3,000 $ 6,428,644   $ 31,675   $6,463,319
Net loss                     -         -           -      (243,396)    (243,396)
Adjustment for
settlement of offering
costs                        -         -        (40,000)      -         (40,000)
                       ----------   ------- ----------- -----------  ----------
Balance, June 30, 2001  3,000,000     3,000   6,388,644    (211,721)  6,179,923

Net Loss                    -          -            -    (4,099,749) (4,099,749)
                       ----------   ------- ----------- ------------ ----------
Balance, June 30, 2002  3,000,000   $ 3,000 $ 6,388,644  $(4,311,470)$2,080,174
                       ==========   ======= ============ =========== ===========















                 See Notes to Consolidated Financial Statements.

                                      F-6                                     49
                               eSAFETYWORLD, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BUSINESS

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

         Blue Marble World filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. A summary of Blue Marble World's operating activities for the years ended June 30, 2002 and 2001 follows:

                                                          2002            2001
                                                         ------        ---------
Product development costs                              $  6,498        $ 52,966
Marketing costs                                            -             63,505
General and administrative                               48,922          64,930
                                                         ------        ---------
Pretax loss during the development stage                 55,420         181,401

Income tax (benefit)                                       -            (71,000)
                                                         ------         --------
Loss incurred during the development stage             $ 55,420        $110,401
                                                         ======         ========

The startup costs incurred relate principally to work performed by employees and consultants of eSAFETYWORLD relating to the formulation of products, the design and development of a website and software, the design and preparation of sales literature and forms, and the establishment of a distribution network. Such amounts were allocated to Blue Marble World at cost without any markup based on

                                      F-7                                     50
the estimated percentage of time that each employee or consultant worked for the benefit of Blue Marble World. The amount of estimated time and expense was determined based on reference to specific time and expense reports. There were no allocations of general overhead. Management believes that the allocation by specific identification is reasonable.

At June 30, 2002, Blue Marble World's balance sheet consisted of:

ASSETS:

CURRENT ASSETS:
Inventories                                                            $ 37,978
Prepaid Expenses                                                         11,526

WEBSITE , COMPUTER and SOFTWARE                                          89,694
                                                                         ------

TOTAL ASSETS                                                          $ 139,198
                                                                       =========

LIABILITIES AND STOCKHOLDER'S DEFICIT:

Due to eSAFETYWORLD                                                   $ 368,019
Accounts Payable                                                            600

Common stock                                                              7,400

Accumulated deficit                                                    (236,821)
                                                                       --------
Total LIABILITIES AND STOCKHOLDER'S DEFICIT                           $ 139,198
                                                                       =========

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting and financial reporting policies follows.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiary, Blue Marble World, Inc. (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation. Through June 30, 2002, Blue Marble World's operations were limited to start-up activities.

                                      F-8                                     51

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles that were substantially written off during the year ended June 30, 2002, the value of consideration received from consulting clients and the realizability of certain investments. In future periods, the ultimate realizability and valuation of assets, principally the equity securities issued by clients, received in satisfaction for consulting services will involve assumptions and estimates.

Revenue Recognition -- Revenue for product sales is recognized in the period in which the product is shipped.

         Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. The initial clients of the Company's consulting business have opted to pay the Company by issuing shares of their common stock. The Company decided to distribute a significant portion of the shares to be received from its clients to its shareholders. Because of the Company's role in the planned dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions. The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. In addition, the Company also concluded during the year ended June 30, 2002 that clearing certain other technical matters pertaining to the distribution process with applicable regulatory agencies would require more time than had been anticipated. The changes in facts and circumstances that arose during the fourth quarter of the fiscal year ended June 30, 2001 resulted in the Company recognizing that more uncertainties existed than were originally known or could have been known. Accordingly, in the quarter ended June 30, 2001 and thereafter it opted to change the means by which it estimated revenue on consulting agreements from recognizing revenue as work is performed to recognizing revenue after the shares to be received from clients have been registered by clients and a market value has been established. All consulting revenue recognized prior to March 31, 2001 was written off at June 30, 2001. No consulting revenue has been recognized during the year ended June 30, 2002 because no registration statements filed by clients were deemed effective by the SEC.

         If the Company receives shares of stock from consulting clients and elects not to distribute those shares to its shareholders, the estimated value of the shares will be recorded upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness thereafter. If we conclude that the issuer in which eSAFETYWORLD has an interest is or may be a blank check company or the value is otherwise impaired, the carrying value of such investment will be substantially reduced or written off.

                                      F-9                                     52

Inventories - Product inventories consist of finished goods acquired from third parties. Such costs, are stated at the lower of cost or market. Cost is determined based on the first-in, first-out cost flow assumption.

 Advertising -- The Company charges advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs produced by outside vendors are charged to operations when mailed or distributed.

Basic and Diluted Earnings (Loss) Per Share -- Basic earnings (loss) per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets - Fixed assets consist of the following at June 30, 2002:

                        Furniture and fixtures                         $ 10,812
                        Website development costs                       252,430
                        Software                                         48,731
                        Database                                         96,711
                        Equipment                                        10,015
                        Patent                                            9,201
                        Assets acquired under capital lease              35,974
                                                                      ----------
                        Total                                           463,874

                        Less - Accumulated depreciation                (115,317)
                                                                      ----------
                        Net                                            $348,557
                                                                      ==========


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

                                      F-10                                    53
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

         The Company has experienced a material decline in the demand for its disposable safety products and believes that such decline may not be short-term in nature. Accordingly, it has written off $1,063,386, representing substantially all of the carrying value of its goodwill at June 30, 2002.

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

         The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at June 30, 2002 approximates their market value.

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

                                      F-11                                    54

         At June 30, 2002, the Company has no recorded deferred tax benefit. In addition, during the year ended June 30, 2002, the Company fully reserved deferred tax benefits of $128,900 recorded in prior periods. The Company has net operating loss carryforwards of approximately $4,300,000 and has fully reserved the potential tax benefit therefrom because realization of such benefit is not more likely than not.

Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2002, the Company had experienced losses of $4,311,470 since its inception. There is substantial doubt that the Company will be able to continue as a going concern unless it can develop profitable operations and/or obtain additional funding. Management is reviewing all aspects of the Company's operations in an effort to identify potentially profitable opportunities and will seek additional funding if necessary. However, there are no assurances that the Company will be successful in any of these endeavors. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. The Company wrote-off substantially all goodwill during the year ended June 30, 2002.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations
("SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 did not have an impact on the financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and certain provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed

                                      F-12                                    55
of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of these standards is not expected to impact on the Company's results of operations and financial position.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") Rescission of FASB Statements Nos. 4, 44 and 64, Amendment to FASB Statement No. 13 and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement rescinded FASB Nos. 4 and 64 which required that all gains and losses from the extinguishment of debt be aggregated and, if material, be reported as an extraordinary item, net of related income tax effects. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. Management does not believe that the adoption of this Statement will have a material effect on the Company's financial statements.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is not yet effective and the impact of adoption on the Company's financial position or results of operations has not been determined.

         In November 2001, the Emerging Issues Task Force reached a consensus to issue FASB Staff Announcement Topic No. D-103, which was re-characterized in January 2002 as EITF Issue No. 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred. This consensus clarifies that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on the Company's results of operations.

                                      F-13                                    56

Reclassifications - Certain prior period amounts have been reclassified to conform with the current presentation.

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

         At June 30, 2002, Other assets consisted of:

Deposits                                                                $10,000
Deferred contract costs - net                                           180,196
Note receivable                                                           6,000
                                                                        --------
Total                                                                  $196,196
                                                                       ========



         During the year ended June 30, 2002, the Company reassessed its strategies, objectives and resources and opted to cease involvement with entities or investments that were associated with certain aspects of its consulting initiative because the Company believed that it no longer possessed the resources to pursue those efforts. Accordingly, it fully reserved for its investment in Harbor Ridge Communications, Inc. and a broker dealer. This resulted in a net charge of $545,338. which is included in the caption "Amortization and impairment" in the accompanying Statements of Operations.

         The Company made a bridge loan in the principal amount of $100,000 to SwapIt during 2001 at the recommendation of the Company's underwriter. The bridge loan was converted to equity in July 2001 at which time the business became known as Oakland Technologies. Oakland Technologies has been unable to obtain the financing necessary to implement its business plan and the carrying amount of the investment has been fully reserved. The charge associated with the writedown is included in the caption "Amortization and impairment" in the accompanying Statements of Operations.

         The deferred contract costs relate to consulting clients. The Company cannot predict a timeframe in which the registration statements filed by its clients will be declared effective. Various technical issues have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised pertaining to client filings. The Company has written-off or established reserves for projects that have been delayed or deferred by clients or for which issues exist that could seriously delay or impair the Company's ability to realize a benefit from the shares issued or issuable by clients. The related charge of $636,360 is included in the caption "Amortization and impairment" in the accompanying Statements of Operations.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES


                                      F-14                                    57

Consulting and Employment Agreements

         The Company has consulting agreements with four consulting firms, including three entities controlled by officers or directors under which the Company will pay minimum annual consulting fees of $390,000 in each of the three years in the period ending June 30, 2005. None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare.

Rent

         The Company is obligated under the terms of two short-term operating leases for office space which call for minimum monthly payments of approximately $1,900 through September 30, 2003.

Equipment Leases

         The Company leases servers, computers and similar equipment under various capital leases. Future minimum lease payments under these leases are as follows:


Year Ending June 30,                                                  Amount

2003                                                                $ 14,800
2004                                                                   7,400
                                                                       -----
Total                                                                 22,200
Interest                                                               2,313
                                                                       -----
Present value of minimum commitments                                 $19,887
                                                                     =======

Current portion (included in accounts payable and
accrued expenses)
                                                                     $12,785
Long-term portion                                                     $7,102
                                                                      ======


         Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of each lease. Such assets are summarized below at June 30, 2002:


Computer equipment:
Cost                                                                   $ 35,974
Accumulated depreciation                                                 10,792
                                                                         ------
Net                                                                    $ 25,182
                                                                       ========

Related Party Transaction

                                      F-15                                    58

         Several consulting clients are affiliated with officers and directors of the Company. No revenue has been recognized with respect to these client engagements.

Legal Matters

         On March 7, 2002, Norwood Venture Corp. ("Norwood") commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and various other defendants, including eSAFETYWORLD and two directors. In this action, Norwood, a purported creditor of the now defunct Laininaire Corporation ("Laminaire") has asserted a fraudulent conveyance claim against the Company in connection with the Company's acquisition of certain intangible assets from Laminaire in 1999 (the "1999 transaction"). The complaint also asserts fraudulent conveyance and breach of fiduciary duty claims against the two directors in connection with the 1999 transaction. In addition, the complaint asserts fraudulent misrepresentation and negligent misrepresentation claims against the two directors in connection with an alleged February 2000 transaction in which Norwood allegedly gave up a lien on certain Laminaire property in exchange for a lien on Laminaire accounts receivable and inventory and other consideration. However, it does not appear that such claims are asserted against the two directors in their capacity as officers and/or directors of eSAFETYWORLD.

         After the commencement of this action, the parties entered into negotiations to resolve the dispute. While negotiations have continued, the parties have signed various stipulations extending defendants' time to respond to the complaint. The Company will respond to the complaint if a satisfactory settlement is not reached.

         In December 2001, the Securities and Exchange Commission initiated an investigation of the Company. The investigation closely followed a decision by NASDAQ to de-list the Company's common stock. As of this date, no charges have been brought or threatened by the SEC against the Company or any individual as a result of the investigation.

Pledge

         The Company has pledged certificates of deposit of $749,684 in connection with credit facilities and loans.

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

                                      F-16                                    59

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

                                      F-17                                    60

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

         At June 30, 2002, Blue Marble World owes the Company an aggregate of $368,019. The Master Distribution Agreement between the two companies stipulates that the liability to the Company shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to the Company is not repaid in full by June 30, 2003, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2003. If Blue Marble World is unable to pay the balance by July 31, 2004, the unpaid balance may, at the Company's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If the Company converts amounts due it at any point after July 31, 2004, it shall have demand registration rights with respect to the shares received upon conversion and shall pay all registration costs. The master agreement was negotiated between affiliated parties. Accordingly, the Company can make no assurances that any of this agreement, or that any of the transactions provided for in this agreement, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

                                      F-18                                    61

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





                                      F-19                                    63