Form 10QSB
period 2002-09-30
ESAFETYWORLD INC
filed 2002-11-18
CIK 1094012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, as of October 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]
                               eSAFETYWORLD, Inc.


                                      INDEX


PART I.
FINANCIAL INFORMATION                                                Page Number

Item 1.



Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of  September 30 2002             3

Condensed Statements of Consolidated Operations for the Three
   Months Ended September 30, 2002 and 2001                               5

Consolidated Statements of Cash Flows  for the Three Months Ended
   September 30, 2002 and 2001                                            6

Notes to Unaudited Condensed Consolidated Financial Statements            7

Item 2.

Management's Discussion and Analysis or Plan of Operation                18

Item 3.

Controls and Procedures                                                  24

PART II.
  Other Information                                                      28
                               eSAFETYWORLD, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002

                                  (Unaudited)



                                     ASSETS
Current Assets:
 Cash and cash equivalents                                       $   696,805
 Accounts receivable, net of allowance
  for doubtful accounts of $3,000                                     22,361
 Inventories                                                          38,278
 Prepaid expenses and other                                           45,526
                                                                   ---------
    Total Current Assets                                             802,970

Property and equipment, less accumulated
 depreciation of $132,768                                            331,105

Acquired intangibles, less accumulated
 amortization of $1,261,069                                           50,000

Other assets                                                         957,442
                                                                   ---------
    Total Assets                                                 $ 2,141,517
                                                                   =========



            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002

                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                           $   160,357
                                                                   ---------

Long Term Liabilities:
Capital lease obligation                                               3,613
Notes payable (secured by a certificate
 of deposit)-bank                                                    233,277
                                                                   ---------
    Total Long-term liabilities                                      236,890
                                                                   ---------
    Total Liabilities                                                397,247
                                                                   ---------
Stockholders' Equity:
 Common stock, $.001 par value, 20,000,000
  shares authorized; 3,000,000 shares
  issued and outstanding                                               3,000
 Additional paid-in capital                                        6,388,644
 Accumulated deficit                                              (4,647,374)
                                                                   ---------
    Stockholders' Equity                                           1,744,270
                                                                   ---------
    Total Liabilities and Stockholders' Equity                   $ 2,141,517
                                                                   =========






            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                      2002               2001
                                             ------------------- ---------------
Revenues                                           $ 35,536            $ 11,493
Cost of revenues                                     27,629              57,323
                                             ------------------- ---------------
Gross profit                                          7,907             (45,830)
                                             ------------------- ---------------

Expenses and Other:
Selling and administrative expenses                 291,203             102,016
Other:
  Amortization and impairments                       20,970                  --
  Regulatory  and legal costs                        17,720                  --
  Other-net (principally interest)                   (6,182)            (23,035)
                                             ------------------- ---------------
Total Expenses and Other                            323,711              78,981
                                             ------------------- ---------------
Pretax Loss from Continuing Operations             (315,804)           (124,811)

Income Taxes (Benefit)                                   --             (50,000)
                                             ------------------- ---------------
Loss From Continuing Operations                    (315,804)            (74,811)

Discontinued Operations -net                        (20,103)             (8,711)
                                             ------------------- ---------------
Net Loss                                          ($335,907)           ($83,522)
                                             =================== ===============

Basic and Diluted Loss Per Share:

  Continuing operations                               ($.10)              ($.03)
  Discontinued operations                              (.01)                  --
                                                       -----               -----
  Total                                               ($.11)              ($.03)
                                                      ======              ======

Weighted average number of common and common
   equivalent shares outstanding                 3,000,000            3,000,000
                                             =================== ===============





            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                   2002          2001
                                                -----------    ---------

Cash flows from operating activities:

Net loss                                        $ (335,907)   $  (83,522)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation, amortization and impairments          38,422        16,966
Deferred tax benefit                                  -          (54,000)
Decrease in net operating assets                   (64,973)     (185,101)
                                                 ---------     ---------
Net cash used in operations                       (362,458      (305,657)
                                                 ---------     ---------

Cash flows from investing activities:
Investments                                           -          (72,050)
Increase in certificates of deposits                  -           (5,864)
Purchase of software, web site development,
  and patent                                          -          (17,512)
                                                 ---------     ---------
Net cash used in investing activities                 -          (95,426)
                                                 ---------     ---------
Cash flows from financing activities:
Repayment of debt                                   (5,045)      (27,479)
                                                 ---------     ---------
Net cash used in financing activities               (5,045)      (27,479)
                                                 ---------     ---------
Net decrease in cash                              (367,503)     (428,562)
Cash and cash equivalents - beginning            1,064,308     2,929,807
                                                 ---------     ---------
Cash and cash equivalents - ending              $  696,805    $2,501,245
                                                 =========     =========




            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

         eSAFETYWORLD, Inc. was incorporated as a Nevada corporation in July 1997 and completed an initial public offering of its common stock in February 2000.

         The accompanying unaudited condensed financial statements of eSAFETYWORLD, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

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

         Blue Marble World filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. A summary of Blue Marble World's operating activities for the three-month periods ended September 3, 2002 and 2001 follows:

                                                    2002             2001
                                              ----------------- ----------------
Product development costs                        $   -            $  6,498
General and administrative                         20,103            6,213
                                              ----------------- ----------------

Loss during the development stage                $ 20,103         $ 12,711
                                              ================= ================

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

At September 30, 2002, Blue Marble World's balance sheet consisted of:

                                    ASSETS:

CURRENT ASSETS:
Inventories                                                          $   38,278
Prepaid  expenses                                                        11,526

WEBSITE , COMPUTER and SOFTWARE                                          89,693
                                                                         ------
TOTAL ASSETS                                                         $  139,497
                                                                        ========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY:

Due to eSAFETYWORLD                                                   $ 377,421
Accounts payable                                                         11,600

Common stock                                                              7,400

Deficit accumulated during the development stage                       (256,924)
                                                                       ---------

Total LIABILITIES AND STOCKHOLDER'S DEFICIENCY                        $ 139,497
                                                                       =========

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting and financial reporting policies follows.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiaries (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The principal assumptions inherent in the accompanying financial statements relate to the realizability and life of the acquired intangibles, the value of consideration received from consulting clients and the realizability of certain investments. In future periods, the ultimate realizability and valuation of assets, principally the equity securities issued to the Company by clients, received in satisfaction for consulting services will involve assumptions and estimates. The carrying value of the acquired intangibles was substantially written down at June 30, 2002.

Revenue Recognition - Revenue for product sales is recognized in the period in which the product is shipped.

         Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. The initial clients of the Company's consulting business opted to pay the Company by issuing shares of their common stock. The Company decided to distribute a significant portion of the shares to be received from its clients to its shareholders. Because of the Company's role in the planned dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of
Section 2(11) of the Securities Act of 1933 with respect to those distributions. The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. In addition, the Company also concluded during the fiscal year ended June 30, 2002 that clearing certain other technical matters brought up during the review process pertaining to the distribution process with applicable regulatory agencies would require more time than had been anticipated. The changes in facts and circumstances that arose during the fourth quarter of the fiscal year ended June 30, 2001 resulted in the Company recognizing that more uncertainties existed than were originally known or could have been known. Accordingly, in the quarter ended June 30, 2001 and thereafter it opted to change the means by which it estimated revenue on consulting agreements from recognizing revenue as work is performed to recognizing revenue after the shares to be received from clients have been registered by clients and a market value has been established. All consulting revenue recognized prior to March 31, 2001 was written off at June 30, 2001. No consulting revenue has been recognized during the three months ended September 30, 2002 or 2001 because no registration statements filed by clients were deemed effective by the SEC.

         If the Company receives shares of stock from consulting clients and elects not to distribute those shares to its shareholders, the estimated value of the shares will be recorded upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness thereafter. If eSafetyworld concludes that the issuer in which eSAFETYWORLD has an interest is or may be a blank check company or the value is otherwise impaired, the carrying value of such investment will be substantially reduced or written off.

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

Fixed Assets - Fixed assets consist of the following at September 30, 2002:

     Furniture and fixtures                          $   10,812
     Website development costs                          252,429
     Software                                            48,731
     Database                                            96,711
     Equipment                                           10,015
     Patent                                               9,201
     Assets acquired under capital lease                 35,974
                                                     -------------
          Total                                         463,873

          Less - Accumulated depreciation               132,768
                                                     -------------
          Net                                        $  331,105
                                                     =============


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

Long-lived Assets - Long lived assets, including intangibles, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying value over its fair value. Long-lived assets to be sold are reported at the lower of carrying amount or fair value reduced by estimated disposal costs.

Intangibles - The acquired intangible assets were being amortized on the straight-line basis over ten years. Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets mandate that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of effectiveness of these pronouncements, all goodwill is accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value.

         The Company has experienced a material decline in the demand for its disposable safety products and believes that such decline may not be short-term in nature. Accordingly, it wrote off substantially all of the carrying value of its goodwill at June 30, 2002.

Blue Marble Startup Costs - The costs directly associated with the startup of a new subsidiary's business are charged to operations as incurred and are included in Discontinued Operations in the accompanying Statements of Operations.

Statement of Cash Flows - For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

         The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at September 30, 2002 approximates their market value.

Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         At September 30, 2002, the Company has no recorded deferred tax benefit. At June 30, 2002, the Company has net operating loss carryforwards of approximately $4,300,000 and has fully reserved the potential tax benefit therefrom because realization of such benefit is not more likely than not.

Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, the Company had experienced losses of $4,647,374 since its inception. There is substantial doubt that the Company will be able to continue as a going concern unless it can develop profitable operations and/or obtain additional funding. Management is reviewing all aspects of the Company's operations in an effort to identify potentially profitable opportunities and will seek additional funding if necessary. However, there are no assurances that the Company will be successful in any of these endeavors. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

         At September 30, 2002, Other Assets consisted of:

Deposits                                                            $   10,000
Deferred contract costs - net                                          187,590
Note receivable from unrelated party                                     6,000
Pledged certificates of deposits                                       753,852
                                                                    ------------
Total                                                               $  957,442
                                                                    ============

         The deferred contract costs relate to consulting clients. The Company cannot predict a timeframe in which the registration statements filed by its clients will be declared effective. Various technical issues have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised pertaining to client filings. The Company previously wrote-off or established reserves for projects that have been delayed or deferred by clients or for which issues exist that could seriously delay or impair the Company's ability to realize a benefit from the shares issued or issuable by clients. It reassesses the carrying value of these assets at each reporting period. The related charge associated with this review during the three-month period ended September 30, 2002 amounted to $10,668 and is included in the caption "Amortization and impairment" in the accompanying Statements of Operations.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Consulting and Employment Agreements

         The Company has consulting agreements with four consulting firms, including three entities controlled by officers or directors under which the Company will pay minimum annual consulting fees of $390,000 during the fiscal year ending June 30, 2003. None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare.

Rent

         The Company is obligated under the terms of two short-term operating leases for office space which call for minimum monthly payments of approximately $1,900 through September 30, 2003.

Equipment Leases

         The Company leases servers, computers and similar equipment under various capital leases. Future minimum lease payments under these leases are as follows:


               Year Ending June 30,                                 Amount

                     2003                                         $ 14,800
                     2004                                            7,400
                                                                 ----------
               Total                                                22,200
               Interest                                              2,313
                                                                 -----------
               Present value of minimum commitments              $  19,887
                                                                 ===========

               Current portion (included in accounts
                 payable and accrued expenses)                   $  16,274
                                                                 ============
               Long-term portion                                 $   3,613
                                                                 ============

         Assets acquired under capital leases are capitalized using interest rates appropriate at the inception of each lease. Such assets are summarized below at September 30, 2002:


               Computer equipment:
                  Cost                                               $ 35,974
                  Accumulated depreciation                             12,591
                                                                       ------
Net                                                                  $ 23,383
                                                                      ========
Related Party Transaction

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

NOTE 6-- BLUE MARBLE WORLD

         Blue Marble World filed a Registration Statement with the Securities and Exchange Commission in July 2001 pursuant to a plan to distribute 81% of Blue Marble World's stock to the Company's shareholders as a dividend. That registration statement has not been declared effective by the SEC, and there are no assurances that it will ever be declared effective.

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

         At September 30, 2002, Blue Marble World owes the Company an aggregate of $377,421. The Master Distribution Agreement between the two companies stipulates that the liability to the Company shall be paid from 50% of the proceeds of any capital infusion that Blue Marble World obtains. If the balance due to the Company is not repaid in full by June 30, 2003, the remaining unpaid balance shall be paid, without interest, in 12 equal monthly installments commencing on July 31, 2003. If Blue Marble World is unable to pay the balance by July 31, 2004, the unpaid balance may, at the Company's option, be converted into shares of our common stock at a price per share equal to the closing average bid price of such shares during the first 20 days of trading, If the Company converts amounts due it at any point after July 31, 2004, it shall have demand registration rights with respect to the shares received upon conversion and shall pay all registration costs. The master agreement was negotiated between affiliated parties. Accordingly, the Company can make no assurances that any of this agreement, or that any of the transactions provided for in this agreement, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

Commissions - Blue Marble World has entered into a distributor contract with Blue Marble Base. Two of the Company's officers and directors control Blue Marble Base. Blue Marble World is obligated to pay Blue Marble Base a commission based upon its distributor compensation plan even if these two individuals are not associated with Blue Marble World in the future.

Commitments - Blue Marble World has entered into a three-year consulting agreement with its president, who has no other affiliation with the Company, effective on June 1, 2001, under which he is entitled to receive:

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

Item 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

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

         During the past year, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the year ended June 30, 2002 and continued at the same level during the three months ended September 30, 2002. During the first quarter of fiscal 2002, we considered implementing a program of introducing high technology and specialty products designed by us. Our initial product in this area was our patent pending MailSafe Containment Chamber which was designed to allow an individual to open mail or standard size overnight packages in a confined airtight environment. A significant demand for MailSafe did not materialize after our marketing efforts were seriously impeded by regulatory concerns when the product was initially introduced. The sale of MailSafe units is not profitable at the low levels of production that we attained. In addition, our limited resources make it unlikely that we will introduce new engineered designed products in the future.

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

         Unless the level of product orders increases substantially, we are likely to incur operating losses and negative cash flow during the next fiscal year on this area of our business because of the current slack demand. The executive principally responsible for our product business accepted an executive position with another company in May 2002 and has not been replaced.

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

         The uncertainties and delays that have arisen appear, in our opinion, to be related to our intent to distribute shares received from clients as dividends to our shareholders and the fact that our business model calls for us to work multiple engagements simultaneously. Therefore, we are considering a policy of not distributing the shares if all issues pertaining to the proposed distributions are not resolved shortly. Even if the issues are resolved satisfactorily, we may decide not to distribute some or all shares received in the future, particularly the shares of startup or development stage companies. We plan to concentrate our efforts on established small and medium-sized companies having no affiliation to any officer or director. If we receive shares of stock from consulting clients and opt not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness and impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses are recognized based on the excess of the asset's carrying value over its fair value. We have established reserves and allowances for account balances associated with clients whose carrying values are impaired because client-specific issues have been raised during the registration review process. As of September 30, 2002, we have recognized no revenues from our consulting projects and have established reserves and allowances in connection with projects whose carrying values are impaired because they have been delayed or postponed by clients or which have had client-specific issues raised during the regulatory review process.

         Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and dividend distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received from clients to the Company's shareholders in a way that we believed had the potential to benefit both the client and our shareholders, although the actual realization of benefits was never and could never be assured. The concept has required a large commitment of time and resources to clear the regulatory review process. We believe that we have resolved satisfactorily many of the significant structural issues and concerns of which we are aware. We, together with clients, continue to discuss client-specific issues. However, there are no assurances that the current client-specific issues will be resolved satisfactorily or that new issues and concerns may arise or that issues that we believe have been resolved satisfactorily may reopen.

         The foregoing problems have caused us to completely reassess our strategy. We are considering a policy of not distributing the shares of startup or development stage client companies and focusing efforts on established small and medium sized businesses. If we receive shares of stock from consulting clients and opt not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the consulting services and such initial evaluation will be reviewed for reasonableness and impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses are recognized based on the excess of the asset's carrying value over its fair value. We have established reserves and allowances for account balances relating to clients whose carrying values are impaired because client-specific issues have been raised as part of the regulatory review process.

         We have not significantly marketed our consulting services. All of our previous engagements have come as referrals. We do not anticipate soliciting or accepting new client engagements of a similar nature to those undertaken in the past until or unless current uncertainties are resolved. This means that the consulting initiative may not go forward if we ultimately lack the resources necessary to resolve the issues satisfactorily or if we exhaust our resources to resolve those issues.

         If the matters described above are resolved before we exhaust our resources, we are considering marketing our consulting services to attorneys, accountants and other professionals who provide services to established small and medium-sized businesses. If we go forward, we will also establish a website for our consulting services operations at www.accixx.com and will outsource many service requirements. We may outsource some of those requirements to firms that are or were related to some of our officers and directors. Any arrangements that we make with related parties will, in our judgment, be on terms no less favorable to us than would be available from unrelated parties. While our preference is to emphasize this portion of our business, there can be no assurances that we will be able to do so. We believe that our competitive advantage is largely related to our willingness to take securities for services. That strategy does not benefit us if we are unable to obtain liquidity for the shares that are received or we have exhausted our liquid resources. We do not intend to allow our acquisition of shares of clients to cause us to become classified as an investment company subject to the Investment Company Act of 1940.

         If we go forward in consulting, our efforts will be to work with established companies, including entities having the ability to pay fees in cash. If we do decide to accept new client engagements, of which there are no assurances, we will emphasize being engaged by:

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

         In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World's shares to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. That registration statement has not been declared effective by the SEC, and there are no assurances that it will ever go effective.

Results of Operations

General:

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

         A significant portion of the Company's resources in the 2002 period were devoted to trying to advance open projects and identify and determine a viable strategy for going forward. No new consulting engagements were sought or accepted. There are no assurances that we will be successful in identifying or implementing a viable strategy before our resources are fully depleted.

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

        o Costs aggregating $17,720 relating to dealing with regulatory issues as well as significant management time; and

        o  The ongoing decline in safety products orders.

These factors resulted in us continuing not to recognize revenue on consulting engagements.

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

         In conclusion, no assurances can be given that we will identify and implement a viable business strategy prior to our resources being completely depleted. Our strategy may also result in the discontinuance of a portion or all of our current business activities.

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

         We do not yet have a basis to determine whether our consulting business, if continued, will be seasonal.

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

Item 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II           OTHER INFORMATION

Item 1            Legal Proceedings

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

Item 2           Changes in Securities
                 None

Item 3            Defaults on Senior Securities
                  None

Item 4            Submission of Matters to a Vote of Shareholders
                  None

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K


Exhibit Number                      Description

   99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         eSAFETYWORLD, Inc.
                                                         (Registrant)


                                                      /s/Edward A, Heil
                                                         -------------------
                                                      By:Edward A. Heil
                                                         President

                                                      /s/R. Bret Jenkins
                                                         -------------------
                                                      By:R. Bret Jenkins
                                                         Chief Financial Officer



Date:    November 14, 2002

                                 CERTIFICATIONS

                             CHIEF EXECUTIVE OFFICER

I,       Edward A. Heil, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of eSAFETYWORLD, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Edward A. Heil
------------------------------------
Edward A. Heil
Chief Executive Officer

                             CHIEF FINANCIAL OFFICER

I,       R. Bret Jenkins, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of eSAFETYWORLD, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant's other certifying officers and I have

disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ R. Bret Jenkins
R. Bret Jenkins
Chief Financial Officer