Form 10QSB
period 2002-12-31
ESAFETYWORLD INC
filed 2003-02-13
CIK 1094012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2002

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 000-29511

eSAFETYWORLD, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	11-3496415 (IRS Employer Identification Number)

80 Orville Dr. Bohemia, New York 11716 (Address of principal executive offices)

(631) 244-1454 (Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, as of December 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

eSAFETYWORLD, Inc.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

DECEMBER 31, 2002
(Unaudited)

Current Assets:
Cash and cash equivalents	$ 486,307
Accounts receivable – net	1,365
Prepaid expenses and other	8,500
Total Current Assets	496,172
Other Assets	145,740
Total Assets	$ 641,912
See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

DECEMBER 31, 2002
(Unaudited)

Current Liabilities:
Accounts payable and accrued expenses	$ 208,407
Long Term Liabilities:
Capital lease obligation	3,613
Total Liabilities	212,020
Stockholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.001 par value, 20,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	6,388,644
Accumulated deficit	(5,961,752)
Stockholders’ Equity	429,892

Total Liabilities and Stockholders’ Equity	$ 641,912
See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)

	2002	2001
Revenues	$ 8,287	$ 81,537
Cost of Revenues	128,849	69,027
Gross Profit (Loss)	(120,562)	12,510
Expenses and Other:
Selling and administrative expenses	184,088	315,898
Other:
Amortization and impairments	752,246	1,580,693
Regulatory and legal costs	117,500	124,000
Other-net (principally interest)	484	(19,236)
Total Expenses and Other	1,054,318	2,001,355
Pretax Loss from Continuing Operations	(1,174,880)	(1,988,845)
Income Taxes	-	183,235
Loss From Continuing Operations	(1,174,880)	(2,172,080)
Discontinued Operations - net	(139,498)	(6,000)
Net Loss	$(1,314,378)	$(2,178,080)
Basic and Diluted Loss Per Share:
Continuing operations	$ (.39)	$ (.72)
Discontinued operations	(.05)	--
Total	$ (.44)	$ (.72)
Weighted average number of common and common equivalent shares outstanding	3,000,000	3,000,000
See Notes to Condensed Consolidated Financial Statements.

eSAFETYWORLD, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)

	2002	2001
Revenues	$ 43,823	$ 93,030
Cost of Revenues	156,478	126,350
Gross Profit (Loss)	(112,655)	(33,320)
Expenses and Other:
Selling and administrative expenses	475,291	417,915
Other:
Amortization and impairments	773,216	1,580,693
Regulatory and legal costs	135,220	124,000
Other-net (principally interest)	(5,698)	(42,271)
Total Expenses and Other	1,378,029	2,080,337
Pretax Loss from Continuing Operations	(1,490,684)	(2,113,657)
Income Taxes	-	133,235
Loss From Continuing Operations	(1,490,684)	(2,246,892)
Discontinued Operations - net	(159,601)	(14,711)
Net Loss	$(1,650,285)	$(2,261,603)
Basic and Diluted Loss Per Share:
Continuing operations	$ (.50)	$ (.75)
Discontinued operations	(.05)	--
Total	$ (.55)	$ (.75)

Weighted average number of common and common equivalent shares outstanding	3,000,000	3,000,000
See Notes to Condensed Consolidated Financial Statements

eSAFETYWORLD, Inc.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$ (1,650,285)	$ (2,261,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairments	808,120	1,773,896
Deferred tax benefit	-	183,235
Change in net operating assets	149,773	(554,364)
Net cash used in operations	(692,392)	(858,836)
Cash flows from investing activities:
Investments	-	(17,500)
Decrease (increase) in certificates of deposits	749,684	(1,872)
Purchase of software, web site development, and patent	-	(23,114)
Net cash provided by (used in) investing activities	749,684	(42,486)
Cash flows from financing activities:
Repayment of debt	(635,293)	(38,930)
Net cash used in financing activities	(635,293)	(38,930)
Net decrease in cash	(578,001)	(940,252)
Cash and cash equivalents - beginning	1,064,308	2,929,807
Cash and cash equivalents – ending	$ 486,307	$ 1,989,555
See Notes to Condensed Consolidated Financial Statements

eSAFETYWORLD, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

eSAFETYWORLD, Inc. (the “Company”) was incorporated as a Nevada corporation in July 1997 and completed an initial public offering of its common stock in February 2000.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

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

In December 2002, the Company’s board of directors determined to discontinue operations effective December 31, 2002.  However, the Company will attempt to arrange to complete certain consulting projects that are currently in process.  Accordingly, all assets and liabilities in the accompanying condensed consolidated balance sheet are recorded at their estimated net realizable values.

The Company withdrew a previously filed Registration Statement on Form SB-2 that was filed as part of its proposed effort to spin-off the shares of its wholly-owned subsidiary, Blue Marble World, Inc., to its shareholders. The operations of Blue Marble World, Inc. will also be discontinued. Blue Marble World had filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World’s stock to eSAFETYWORLD’s shareholders as a dividend.  Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. Blue Marble World’s operations have been reported as Discontinued Operations commencing with the initial filing of the aforementioned registration statement. Substantially all of the losses from discontinued operations during the three and six month periods ended December 31, 2002 relate to the write-off of Blue Marble World’s fixed assets and inventory.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting and financial reporting policies follows.

Basis of Presentation - In December 2002, the Company’s board of directors determined to discontinue operations effective December 31, 2002.  Accordingly, all assets and liabilities in the accompanying condensed consolidated balance sheet are recorded at their estimated net realizable values.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiaries (collectively referred to herein as the “Company”). All inter company transactions and account balances are eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with  generally  accepted  accounting  principles  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  periods. Actual results could differ from these estimates.  The principal assumptions inherent in the accompanying financial statements at December 31, 2002 relate to the net realizable value of assets and the amount of liabilities that will be incurred as a result of the decision to discontinue the business of the Company. Substantially all assets relating to or used by operations were written off or fully reserved at the time that the decision was made to discontinue operations. The only costs associated with the consulting business that were not reserved relate to an engagement in which the client filed a registration statement to register shares issuable to the Company and such registration statement was declared effective in February 2003.

Prior thereto, the principal assumptions related to the realizability and life of the acquired intangibles, the value of consideration received from consulting clients and the realizability of certain investments. In future periods, the ultimate realizability and valuation of assets, principally the equity securities issued to the Company by clients, received in satisfaction for consulting services will involve assumptions and estimates.

Revenue Recognition  -  Revenue for  product  sales was  recognized  in the period in which the product was shipped.

Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. The initial clients of the Company’s consulting business opted to pay the Company by issuing shares of their common stock. The Company decided to distribute a significant portion of the shares to be received from its clients to its shareholders.  Because of the Company’s role in the planned dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory “underwriter” within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions. The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. In addition, the Company also concluded during the fiscal year ended June 30, 2002 that clearing certain other technical matters brought up during the review process pertaining to the distribution process with applicable regulatory agencies would require more time than had been anticipated. The changes in facts and circumstances that arose during the fourth quarter of the fiscal year ended June 30, 2001 resulted in the Company recognizing that more uncertainties existed than were originally known or could have been known. Accordingly, in the quarter ended June 30, 2001 and thereafter it opted to change the means by which it estimated revenue on consulting agreements from recognizing revenue as work is performed to recognizing revenue after the shares to be received from clients have been registered by clients and a market value has been established. All consulting revenue recognized prior to March 31, 2001 was written off at June 30, 2001. No consulting revenue has been recognized during the six months ended December 31, 2002 or 2001 because no registration statements filed by clients were deemed effective by the SEC as of December 31, 2002. One such registration was declared effective in February 2003 but the Company has not yet determined the value of the shares receivable in connection with that registration statement.

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

Inventories - Product inventories consisted of finished goods acquired from third parties. Such costs, were stated at the lower of  cost or market. Cost was determined based on the first-in, first-out cost flow assumption. The carrying value of inventories was written off as a result of the Company’s decision to discontinue business in December 2002.

Advertising - The Company charged advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs produced by outside vendors are charged to operations when mailed or distributed. The carrying value of advertising and marketing materials was written off as a result of the Company’s decision to discontinue business in December 2002.

Basic and Diluted Earnings (Loss) Per Share - Basic earnings (loss) per common and common  equivalent share are  calculated by dividing net income by the weighted  average  number of common and common equivalent shares outstanding  during each period.  The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets - Fixed assets were stated at cost less accumulated depreciation and write downs. Depreciation was computed using the straight-line method based upon the estimated useful life of five years. Website development costs were capitalized in accordance with Consensus Position 00-2 of the Emerging Issues Task Force. Expenditures for repairs and maintenance were charged to expense as incurred. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

The remaining net carrying value of all fixed assets was written off in December 2002 as a result of the Company’s decision to discontinue its business.

Marketable Securities - The Company’s policy was to classify equity securities received in connection with its consulting business as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities will be carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold will be based on the specific identification method and reported in operations in the period sold.

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

Intangibles - The acquired intangible assets were being amortized on the straight-line basis over ten years.  Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets mandate that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of effectiveness of these pronouncements, all goodwill will be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value. The Company had experienced a material decline in the demand for its disposable safety products and believes that such decline may not be short-term in nature. Accordingly, it had written off a substantial portion of the carrying value of its goodwill at June 30, 2002. The remaining unamortized carrying value of intangibles ($50,000) was written off in December 2002 as a result of the Company’s decision to discontinue its business.

Blue Marble Startup Costs - The costs directly associated with the startup of a new subsidiary’s business were charged to operations as incurred and are included in Discontinued Operations in the accompanying Statements of Operations.

Statement of Cash Flows - For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

The Company maintains substantially all of its cash and certificates of deposit with one bank. The aggregate cash balances maintained at that bank exceed the balance insured by the Federal Deposit Insurance Corporation. The cost of all monetary investments at December 31, 2002 approximates their market value.

Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.”  Under SFAS 109, the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At December 31, 2002, the Company has no recorded deferred tax benefit. At June 30, 2002, the Company has net operating loss carry forwards of approximately $4,300,000 and has fully reserved the potential tax benefit there from because realization of such benefit is not more likely than not. During the three months ended December 31, 2001, the Company fully reserved deferred tax benefits of $183,235 recorded in prior periods. The write-down of $183,235 is reported as a charge to income taxes from continuing operations in the accompanying condensed consolidated statements of operations for the three-month period ended December 31, 2001.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards  No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles.  The Company wrote-off substantially all goodwill during the year ended June 30, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged.  The adoption of SFAS No. 143 did not have an impact on the financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and certain provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of these standards is not expected to impact on the Company’s results of operations and financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”) Rescission of FASB Statements Nos. 4, 44 and 64, Amendment to FASB Statement No. 13 and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement rescinded FASB Nos. 4 and 64 which required that all gains and losses from the extinguishment of debt be aggregated and, if material, be reported as an extraordinary item, net of related income tax effects. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. Management does not believe that the adoption of this Statement will have a material effect on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is not yet effective and the impact of adoption on the Company’s financial position or results of operations has not been determined.

In November 2001, the Emerging Issues Task Force reached a consensus to issue FASB Staff Announcement Topic No. D-103, which was re-characterized in January 2002 as EITF Issue No. 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred. This consensus clarifies that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on the Company’s results of operations.

Reclassifications - Certain prior period amounts have been reclassified to conform with the current presentation.

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 - OTHER ASSETS

At December 30, 2002, Other Assets consisted of:

Deposits	$ 10,000
Deferred contract costs - net	135,740
Total	$ 145,740

Substantially all of the deferred contract costs relate to a consulting project in which the Company will receive shares of the client’s common stock in consideration for services. The client’s registration statement covering the issuance of these shares due to the Company was declared effective in February 2003. The Company has established reserves against all other projects.  The Company cannot predict a timeframe in which or the likelihood that the registration statements filed by other clients will be declared effective on any such project. Various technical issues have slowed the registration process significantly and created timing uncertainties as the issues became known or were raised pertaining to client filings.

The carry value of all remaining other assets was written off as a result of the Company’s decision to discontinue business.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Consulting and Employment Agreements

The Company has consulting agreements with four consulting firms, including three entities controlled by officers or directors, under which the Company is obligated to pay minimum annual  consulting fees of $390,000  during the fiscal year ending June 30, 2003.  None of these officers or directors receives any other cash compensation from the Company for their services but receive reimbursement for expenses including healthcare. The Company will attempt to negotiate settlements for these agreements with related party entities. No accrual has been established for such potential settlements. Accruals or settlements have been reached with independent contractors.

Rent

The Company is obligated under the terms of two short-term operating leases for office space which call for minimum monthly payments of approximately $1,900 through September 30, 2003. The remaining fixed amounts due under this lease have been accrued.

Related Party Transaction

Several consulting clients were affiliated with officers and directors of the Company. No revenue has been recognized with respect to these client engagements.

Legal Matters

On March 7, 2002, Norwood Venture Corp. (“Norwood”) commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and various other defendants, including eSAFETYWORLD and two directors. In this action, Norwood, a purported creditor of the now defunct Laminaire Corporation (“Laminaire”) has asserted a fraudulent conveyance claim against the Company in connection with the Company’s acquisition of certain intangible assets from Laminaire in 1999 (the “1999 transaction”). The complaint also asserts fraudulent conveyance and breach of fiduciary duty claims against the two directors in connection with the 1999 transaction. In addition, the complaint asserts fraudulent misrepresentation and negligent misrepresentation claims against the two directors in connection with an alleged February 2000 transaction in which Norwood allegedly gave up a lien on certain Laminaire property in exchange for a lien on Laminaire accounts receivable and inventory and other consideration. However, it does not appear that such claims are asserted against the two directors in their capacity as officers and/or directors of eSAFETYWORLD.

After the commencement of this action, the parties entered into negotiations to resolve the dispute. While negotiations have continued, the parties have signed various stipulations extending defendants’ time to respond to the complaint. The Company will respond to the complaint if a satisfactory settlement is not reached.

In December 2001, the Securities and Exchange Commission initiated an investigation of the Company. The investigation closely followed a decision by NASDAQ to de-list the Company’s common stock. As of this date, no charges have been brought or threatened by the SEC against the Company or any individual as a result of the investigation.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Its board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. It has no present intention to issue any shares of preferred stock. There can be no assurance that it will not do so in the future. No preferred stock may be issued without the underwriter's consent for 12 months following the effective date of the Company’s public offering.

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

Other Options Granted

The Company granted to a public relations firm options to purchase 200,000 shares of the Company’s common stock at prices ranging from $3.75 to $7.00 per share.   The options will expire two years after a registration statement covering the shares underlying the options is deemed effective.  Such registration statement has not been filed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These include the Company’s lack of historically profitable operations, the market success of its products, its lack of infrastructure to support popular products, dependence on key personnel, the success of the Company’s consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

We had no revenue generating history prior to July 1, 1999. In August 1999, we acquired intangible assets, including customer and vendor lists, from the Distribution Product Group of Laminaire Corporation.  We devoted the period starting in July 1999 and thereafter to developing our business plan, designing and completing an e-commerce website, establishing fulfillment systems, developing marketing tools and catalogs and establishing infrastructure. We adopted a cautious approach in implementing our strategies because we were aware of the experience of other small cap and Internet companies as well as market conditions made it obvious that further access to the capital markets would be extremely difficult. Therefore, we became increasingly committed to a strategy that does not require a high level of fixed costs or require major cash outlays to establish brand recognition. We completed an initial public offering of our common stock in February 2000.

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

Safety Products Business – We marketed and distributed disposable industrial safety, laboratory and critical environment products to companies whose employees work in manufacturing, construction or critical environments and may be exposed to environmental hazards. We operated a Business-to-Business e-Commerce website over the Internet and also offered our customers ordering solutions by making toll free numbers and catalogs available for customers who preferred traditional ordering methods.

During the past two years, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies’ needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the year ended June 30, 2002 and continued at the same level during the six months ended December 31, 2002. During the quarter ended September 30, 2001, we considered implementing a program of introducing high technology and specialty products designed by us. Our initial product in this area was our patent pending MailSafe Containment Chamber which was designed to allow an individual to open mail or standard size overnight packages in a confined airtight environment.  A significant demand for MailSafe did not materialize after our marketing efforts were seriously impeded by regulatory concerns when the product was initially introduced. The sale of MailSafe units is not profitable at the low levels of production that we attained.  In addition, our limited resources made it impractical to develop or introduce additional new engineered designed products.

Consulting Program – Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received to the Company’s shareholders in a way that we believed had the potential to benefit both the client and our shareholders, although the realization of benefits was never and could never be assured. The concept required a large commitment of time and resources to clear the regulatory process.

The uncertainties and delays that arose appeared, in our opinion, to be related to our intent to distribute shares received from clients as dividends to our shareholders and the fact that our business model called for us to work multiple engagements simultaneously. Therefore, we considered several different policies, including:

  limiting engagements to unrelated and established companies;
  modifying the nature of the services offered;
  performing services solely for cash; and
  accepting shares from clients but not distributing such shares to our shareholders.

However, if we were to receive shares of stock from consulting clients and opted not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness and impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If required, impairment losses are and will be recognized based on the excess of the asset's carrying value over its fair value. We have established reserves and allowances for account balances associated with clients whose carrying values are impaired because client-specific issues have been raised during the registration review process. As of December 31, 2002, we have recognized no revenues from our consulting projects and have established reserves and allowances in connection with projects whose carrying values are impaired because they have been delayed , postponed or canceled by clients or which have had client-specific issues raised during the regulatory review process.

Our management has devoted a substantial portion of its time and resources to the issues relating to the registration and dividend distribution process of the shares to be received from consulting clients. The initial concept was to distribute shares received from clients to the Company’s shareholders in a way that we believed had the potential to benefit both the client and our shareholders, although the actual realization of benefits was never and could never be assured. The concept required us to expend and devote a large commitment of time and resources to lay the groundwork, including establishing a base of independent advisors and consultants as well as to clear the regulatory review process. We believe that we resolved satisfactorily many of the significant structural issues and concerns of which we are aware. We, together with certain remaining clients, continue to discuss client-specific issues. However, there are no assurances that the current client-specific issues will be resolved satisfactorily or that new issues and concerns may arise or that issues that we believe have been resolved satisfactorily may reopen. By December 31, 2002, a substantial portion of our clients had withdrawn their filings with the SEC because they could no longer afford the time and resources necessary to pursue the undertaking. We have established reserves and allowances for all costs associated with such projects.

We have not significantly marketed our consulting services. All of our previous engagements have come as referrals. We did not solicit or accept new client engagements of a similar nature to those undertaken in the past because it did not appear to make business sense to do so unless current uncertainties were resolved.

In February 2003, the SEC declared the Registration Statement filed by one client to register the shares issuable by that client to us to be effective.  We anticipate distributing those shares to our shareholders following the completion of Blue Sky and other similar procedures.

Blue Marble World, Inc. - Personal Care and Nutrition – In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors will purchase products from Blue Marble World’s website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques that we believe to be distinctive, developed a distributor compensation plan and entered into an agreement with a contract manufacturer and a fulfillment center. A substantial portion of Blue Marble World’s resources since inception were devoted to the development of products, a website, software, marketing materials and the final design of the distributor compensation plan.

In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World’s shares to eSAFETYWORLD’s shareholders as a dividend. Accordingly, Blue Marble World is reflected as a discontinued operation in the accompanying financial statements. That registration statement was withdrawn in January 2003 as part of our decision to discontinue the Company’s business activities.

Decision to Discontinue Business

We devoted a substantial amount of our efforts to resolving the problems described above. During the quarter ended December 31, 2002 it became apparent that our resources would be fully depleted before the matters were resolved, assuming resolution was possible of which there were no assurances. Therefore, in December 2002 the Company’s board of directors determined to discontinue operations effective December 31, 2002.  However, the Company will attempt to arrange to complete certain consulting projects that are currently in process.

In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World's shares to eSAFETYWORLD's shareholders as a dividend.  That registration statement was withdrawn in January 2003 as part of our decision to discontinue the Company's business activities.   Accordingly, Blue Marble World has been reflected as a discontinued operation in the accompanying financial statements commencing with the initial filing of the registration statement.

Impact

 Because of this decision, all assets and liabilities in the accompanying condensed consolidated balance sheet are recorded at their net realizable values.  The write downs and accruals amounted to $773,216 during the six months ended December 31, 2002, exclusive of $139,419 relating to write-downs of Blue Marble World’s inventories and fixed assets  included in discontinued operations.

Liquidity and Capital Resources

We believe that we have sufficient resources to complete the standard wind up procedures of the business. We do not have sufficient resources to deal effectively with significant regulatory or legal costs. We have no commitments for financing and are unlikely to obtain such commitments if needed. Therefore, if unexpected costs arose, we would have to explore other possibilities such as bankruptcy. No decision has been reached concerning any activity beyond the period needed to complete existing projects.

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

The SEC’s proposals define an accounting estimate recognized in the financial statements as a "critical accounting estimate" if:

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

The principal assumptions inherent in the accompanying financial statements at December 31, 2002 relate to the net realizable value of assets and the amount of liabilities that will be incurred as a result of the decision to discontinue the business of the Company. Substantially all assets relating to or used by operations were written off or fully reserved at the time that the decision was made to discontinue operations. The only costs associated with the consulting business that were not reserved relate to an engagement in which the client filed a registration statement to register shares issuable to the Company and such registration statement was declared effective in February 2003.

ITEM 3. - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In December 2001, the Securities and Exchange Commission initiated an investigation of the Company. The investigation closely followed a decision by NASDAQ to de-list the Company’s common stock. As of this date, no charges have been brought or threatened by the SEC against the Company or any individual as a result of the investigation.

On March 7, 2002, Norwood Venture Corp. (“Norwood”) commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and various other defendants, including eSAFETYWORLD, Edward A. Heil and K. Ivan F. Gothner. In this action, Norwood, a purported creditor of the now defunct Laminaire has asserted a fraudulent conveyance claim against the Company in connection with the Company’s acquisition of certain intangible assets from Laminaire in 1999 (the “1999 transaction”). The complaint also asserts fraudulent conveyance and breach of fiduciary duty claims against Messrs. Heil and Gothner in connection with the 1999 transaction. In addition, the complaint asserts fraudulent misrepresentation and negligent misrepresentation claims against Messrs. Heil and K. Ivan F. Gothner in connection with an alleged February 2000 transaction in which Norwood allegedly gave up a lien on certain Laminaire property in exchange for a lien on Laminaire accounts receivable and inventory and other consideration. However, it does not appear that such claims are asserted against Mr. Heil or Mr. Gothner in their capacity as officers and/or directors of eSAFETYWORLD. After the commencement of this action, the parties entered into negotiations to resolve the dispute. While negotiations have continued, the parties have signed various stipulations extending defendants’ time to respond to the complaint.

Item 2 - Changes in Securities

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Shareholders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

We filed a Form 8-K on December 26, 2002 under “Item 5 . Other Events” disclosing the Company’s decision to discontinue its operations and withdraw the registration statement previously filed by Blue Marble World, Inc., a wholly-owned subsidiary.

Exhibit Number	Description
99.01	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
99.02	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eSAFETYWORLD, Inc.
(Registrant)

_/s/_Edward A, Heil
By:  Edward A. Heil
President

_/s/_R. Bret Jenkins
By:  R. Bret Jenkins
Chief Financial Officer

Date: February 12, 2003

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

            4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

            6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Edward A. Heil
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

            4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

            6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ R. Bret Jenkins
R. Bret Jenkins
Chief Financial Officer

Exhibit 99.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of eSAFETYWORLD, Inc. (the “Company”) on Form 10‑QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Heil, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edward A. Hei
Edward A. Heil
Chief Executive Officer

February 12, 2003

Exhibit 99.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Edward A. Heil (the “Company”) on Form 10‑QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, R. Bret Jenkins, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ R. Bret Jenkins
R. Bret Jenkins
Chief Financial Officer

February 12, 2003