Form 10QSB
period 2003-03-31
ESAFETYWORLD INC
filed 2003-05-13
CIK 1094012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, as of March 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]       No  [X]
                               eSAFETYWORLD, Inc.





                                      INDEX


                                                                 Page Number
PART I

FINANCIAL INFORMATION:

Item 1:

 Unaudited Consolidated Financial Statements:

 Condensed Consolidated Balance Sheet as of March 31, 2003           3

 Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2003 and 2002                         4

 Condensed Consolidated Statements of Operations for the
  Nine Months Ended March 31, 2003 and 2002                          5

 Consolidated Statements of Cash Flows for the Nine Months
  Ended March 31, 2003 and 2002                                      6

 Notes to Unaudited Condensed Consolidated Financial Statements      7

Item 2. - Management's Discussion and Analysis or Plan
          of Operation                                               14

Item 3 - Controls and Procedures                                     17

PART II.

 OTHER INFORMATION (Items 1-6)                                       18
                               eSAFETYWORLD, Inc.


                      CONDENSED CONSOLIDATED BALANCE SHEET


                                 MARCH 31, 2003

                                   (Unaudited)



Current Assets:

  Cash and cash equivalents                                $ 230,021
  Prepaid expenses and other                                   1,877
                                                            --------
Total Current Assets                                         231,898

Other Assets                                                 143,790
                                                            --------
Total Assets                                               $ 375,688
                                                            ========
Current Liabilities:

 Accounts payable and accrued expenses                     $ 190,868

Long Term Liabilities:

 Capital lease obligation                                      3,613
                                                            --------
Total Liabilities                                            194,481
                                                            --------

Stockholders' Equity:

 Preferred stock, no par value, 1,000,000 shares
  authorized; none issued
 Common stock, $.001 par value, 20,000,000 shares
  authorized; 3,000,000 shares issued and
  outstanding                                                  3,000
 Additional paid-in capital                                6,388,644
 Accumulated deficit                                      (6,210,437)
                                                           ---------
Stockholders' Equity                                         181,207
                                                            --------
Total Liabilities and Stockholders' Equity                 $ 375,688
                                                            ========


            See Notes to Condensed Consolidated Financial Statements.

                               eSAFETYWORLD, Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                                2003            2002
                                              ---------      ----------
Revenues                                    $     -        $    48,203
Cost of Revenues                                  -             39,430
                                              ---------      ----------
Gross Profit                                      -              8,773
                                              ---------      ----------
Expenses and Other:
 Selling and administrative expenses           253,888         275,294
 Other:
  Amortization and impairments                    -            100,000
  Regulatory  and legal costs                    4,481          80,835
  Other-net (principally interest)             (10,166)        (14,029)
                                              ---------      ----------
Total Expenses and Other                       248,203         442,100
                                              ---------      ----------
Pretax Loss from Continuing Operations        (248,203)       (433,327)

Income Taxes (Benefit)                            -             (8,925)
                                              ---------      ----------
Loss From Continuing Operations               (248,203)       (424,402)
Discontinued Operations - net                     (589)        (21,509)
                                              ---------      ----------
Net Loss                                    $ (248,792)    $  (445,911)
                                              =========      ==========

Basic and Diluted Loss Per Share:
 Continuing operations                      $     (.08)    $      (.14)
 Discontinued operations                          -               (.01)
                                              ---------      ----------
Total                                       $     (.08)    $      (.15)
                                              =========      ==========

Weighted average number of common
 and common equivalent shares outstanding     3,000,000      3,000,000
                                              =========      =========



            See Notes to Condensed Consolidated Financial Statements.

                          eSAFETYWORLD, Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                2003            2002
                                              ---------      ----------
Revenues                                    $   43,823     $   141,233
Cost of Revenues                               156,478         123,769
                                              ---------      ----------
Gross Profit (Loss)                           (112,655)         17,464
                                              ---------      ----------
Expenses and Other:
 Selling and administrative expenses           729,179         734,470
 Other:
  Amortization and impairments                 773,216       1,681,593
  Regulatory and legal costs                   139,701         204,835
  Other-net (principally interest)             (15,864)        (56,300)
                                              ---------      ----------
Total Expenses and Other                      1,626232       2,564,598
                                              ---------      ----------
Pretax Loss from Continuing Operations       (1,738,887)    (2,547,134)
Income Taxes                                       -           120,160
                                              ---------      ----------
Loss From Continuing Operations              (1,738,887)    (2,667,294)
Discontinued Operations - net                  (160,190)       (40,220)
                                              ---------      ----------
Net Loss                                    $(1,899,077)   $(2,707,514)
                                              =========      =========
Basic and Diluted Loss Per Share:
 Continuing operations                      $      (.58)   $      (.89)
 Discontinued operations                           (.05)          (.01)
                                              ---------      ----------
Total                                       $      (.63)   $      (.90)
                                              =========      =========

Weighted average number of common
 and common equivalent shares outstanding     3,000,000      3,000,000
                                              =========      =========



            See Notes to Condensed Consolidated Financial Statements
                               eSAFETYWORLD, Inc.


                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                                2003            2002
                                              ---------      ----------
Cash flows from operating activities:
Net loss                                    $(1,899,077)   $(2,707,514)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation, amortization and impairments      773,216      1,733,785
Deferred tax benefit                               -           120,160
Change in net operating assets                  177,183        330,556
                                              ---------      ----------
Net cash used in operations                    (948,678)      (523,013)
                                              ---------      ----------
Cash flows from investing activities:
Investments                                        -          (147,843)
Decrease (increase) in certificates
 of deposits                                    749,684       (301,641)
Purchase of software, web site
 development, and patent                           -           (71,268)
                                              ---------      ----------
Net cash provided by (used in)
 investing activities                           749,684       (520,752)
                                              ---------      ----------
Cash flows from financing activities:
Repayment of debt                              (635,293)       (46,459)
                                              ---------      ----------
Net cash used in financing activities          (635,293)       (46,459)
                                              ---------      ----------
Net decrease in cash                           (834,287)    (1,090,224)
Cash and cash equivalents - beginning         1,064,308      2,929,807
                                              ---------      ----------
Cash and cash equivalents - ending          $   230,021    $ 1,839,583
                                              =========      ==========


            See Notes to Condensed Consolidated Financial Statements
                               eSAFETYWORLD, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



NOTE 1--BASIS OF PRESENTATION

         eSAFETYWORLD, Inc. (the "Company") was incorporated as a Nevada corporation in July 1997 and completed an initial public offering of its common stock in February 2000.

         The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

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

         In December 2002, the Company's board of directors determined to discontinue operations as of December 31, 2002. However, the Company will attempt to arrange to complete certain consulting projects that are currently in process. Accordingly, all assets and liabilities in the accompanying condensed consolidated balance sheet are recorded at their estimated net realizable values.

         The Company withdrew a previously filed Registration Statement on Form SB-2 that was filed as part of its proposed effort to spinoff the shares of its wholly-owned subsidiary, Blue Marble World, Inc., to its shareholders. The operations of Blue Marble World, Inc. will also be discontinued. Blue Marble World had filed a registration statement with the Securities and Exchange Commission in July 2001 pursuant to a plan by the Company to distribute 81% of Blue Marble World's stock to eSAFETYWORLD's shareholders as a dividend. Throughout its existence, Blue Marble World functioned as a startup or development stage company without any revenues. Blue Marble World's operations have been reported as Discontinued Operations commencing with the initial filing of the aforementioned registration statement. Substantially all of the losses from discontinued operations during the three and nine-month periods ended March 31, 2003 relate to the write-off of Blue Marble World's fixed assets and inventory.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting and financial reporting policies follows.

Basis of Presentation - In December 2002, the Company's board of directors determined to discontinue operations effective December 31, 2002. Accordingly, all assets and liabilities in the accompanying condensed consolidated balance sheet are recorded at their estimated net realizable values.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eSAFETYWORLD, Inc. and its subsidiaries (collectively referred to herein as the "Company"). All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The principal assumptions inherent in the accompanying financial statements at March 31, 2003 relate to the net realizable value of assets and the amount of liabilities that will be incurred as a result of the decision to discontinue the business of the Company. Substantially all assets relating to or used by operations were written off or fully reserved at the time that the decision was made to discontinue operations. The only costs associated with the consulting business that were not reserved related to an engagement in which the client filed a registration statement to register shares issuable to the Company and such registration statement was declared effective in February 2003. Those shares were delivered for distribution to the Company's shareholders in the form of a dividend in April 2003.

Prior to the matters described in the preceding paragraph, the principal assumptions related to the realizability and life of the acquired intangibles, the value of consideration received from consulting clients and the realizability of certain investments. In future periods, the ultimate realizability and valuation of assets, principally the equity securities issued to the Company by clients, received in satisfaction for consulting services will involve assumptions and estimates.

Revenue Recognition - Revenue for product sales was recognized in the period in which the product was shipped.

Long-term service contracts are generally agreements to provide services over a period of time of one year or more and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract without the consent of the customer or client. The initial clients of the Company's consulting business opted to pay the Company by issuing shares of their common stock. The Company decided to distribute a significant portion of the shares to be received from its clients to its shareholders. Because of the Company's role in the planned dividend distributions, during the fourth quarter of fiscal 2001, it concluded that it is likely functioning as a statutory "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933 with respect to those distributions. The Company may not be able to rely on the exemption afforded under Section 4(2) of the Securities Act with respect to the receipt of such shares from clients. In addition, the Company also concluded during the fiscal year ended June 30, 2002 that clearing certain other technical matters brought up during the review process pertaining to the distribution process with applicable regulatory agencies would require more time than had been anticipated. The changes in facts and circumstances that arose during the fourth quarter of the fiscal year ended June 30, 2001 resulted in the Company recognizing that more uncertainties existed than were originally known or could have been known. Accordingly, in the quarter ended June 30, 2001 and thereafter it opted to change the means by which it estimated revenue on consulting agreements from recognizing revenue as work is performed to recognizing revenue after the shares to be received from clients have been registered by clients and a market value has been established. All consulting revenue recognized prior to March 31, 2001 was written off at June 30, 2001. No consulting revenue has been recognized during the nine months ended March 31, 2003 or 2002. One registration statement filed by a client relating to shares due to us was declared effective in February 2003, but the Company has not yet determined the value of the shares registered by that registration statement. The value of these shares will be determined as the average closing bid price per share during the first week of trading at which time revenue and gain or loss will be recorded. For the purpose of the accompanying financial statements, the shares received are recorded in Other Assets at cost of $133,990.

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

Inventories - Product inventories consisted of finished goods acquired from third parties. Such costs, were stated at the lower of cost or market. Cost was determined based on the first-in, first-out cost flow assumption. The carrying value of inventories was written off as a result of the Company's decision to discontinue business in December 2002.

Advertising - The Company charged advertising costs to expense as incurred. Costs related to CD-ROMs, promotional literature and catalogs produced by outside vendors are charged to operations when mailed or distributed. The carrying value of advertising and marketing materials was written off as a result of the Company's decision to discontinue business in December 2002.

Basic and Diluted Earnings (Loss) Per Share - Basic earnings (loss) per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed exercise of options or convertible instruments outstanding during both periods would have been antidilutive.

Fixed Assets - Fixed assets were stated at cost less accumulated depreciation and writedowns. Depreciation was computed using the straight-line method based upon the estimated useful life of five years. Website development costs were capitalized in accordance with Consensus Position 00-2 of the Emerging Issues Task Force. Expenditures for repairs and maintenance were charged to expense as incurred. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

         The remaining net carrying value of all fixed assets was written off in December 2002 as a result of the Company's decision to discontinue its business.

Marketable Securities - The Company's policy was to classify equity securities received in connection with its consulting business as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities will be carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold will be based on the specific identification method and reported in operations in the period sold.

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

Intangibles - The acquired intangible assets were being amortized on the straight-line basis over ten years. Statement No. 141 of the Financial Accounting Standards Board, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets mandate that goodwill recorded on corporate balance sheets, arising from acquisitions completed prior to June 30, 2001 should no longer be amortized. From the date of effectiveness of these pronouncements, all goodwill will be accounted for using an impairment approach which means that it will be written down only in periods in which the recorded value of goodwill exceeds its fair value. The Company had experienced a material decline in the demand for its disposable safety products and believes that such decline may not be short-term in nature. Accordingly, it had written off a substantial portion of the carrying value of its goodwill at June 30, 2002. The remaining unamortized carrying value of intangibles ($50,000) was written off in December 2002 as a result of the Company's decision to discontinue its business.

Blue Marble Startup Costs - The costs directly associated with the startup of a new subsidiary's business were charged to operations as incurred and are included in Discontinued Operations in the accompanying Statements of Operations.

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

         At March 31, 2003, the Company has no recorded deferred tax benefit. At June 30, 2002, the Company has net operating loss carryforwards of approximately $4,300,000 and has fully reserved the potential tax benefit therefrom because realization of such benefit is not more likely than not. During the three months ended December 31, 2001, the Company fully reserved deferred tax benefits of $183,235 recorded in prior periods. The writedown of $183,235 is reported as a charge to income taxes from continuing operations in the accompanying condensed consolidated statements of operations for the nine-month period ended March 31, 2002.

Recent Accounting Pronouncements

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

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed under Stock Based Compensation.

Reclassifications - Certain prior period amounts have been reclassified to conform with the current presentation.

Fiscal Year - The Company's fiscal year ends on June 30.

NOTE 3 -- OTHER ASSETS

   At March 31, 2003, Other Assets consisted principally of deposits.

Deposits                                             $   9,800
Deferred contract costs - net                          133,990
                                                      --------
Total                                                  143,790
                                                      ========

         Substantially all of the deferred contract costs relate to a consulting project in which the Company received shares of the client's common stock in consideration for services. The client's registration statement covering the issuance of these shares due to the Company was declared effective in February 2003 and the shares received were distributed as a dividend to the Company's shareholders in April 2003. The value of these shares will be determined as the average closing bid price per share during the first week of trading at which time revenue and gain or loss will be recorded. The Company has established reserves against all other projects.

         The carrying value of all remaining other assets was written off at December 31, 2002 as a result of the Company's decision to discontinue business.

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

Legal Matters

         On March 7, 2002, Norwood Venture Corp. ("Norwood") commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and various other defendants, including eSAFETYWORLD and two directors. In this action, Norwood, a purported creditor of the now defunct Laminaire Corporation ("Laminaire") has asserted a fraudulent conveyance claim against the Company in connection with the Company's acquisition of certain intangible assets from Laminaire in 1999 (the "1999 transaction"). The complaint also asserts fraudulent conveyance and breach of fiduciary duty claims against the two directors in connection with the 1999 transaction. In addition, the complaint asserts fraudulent misrepresentation and negligent misrepresentation claims against the two directors in connection with an alleged February 2000 transaction in which Norwood allegedly gave up a lien on certain Laminaire property in exchange for a lien on Laminaire accounts receivable and inventory and other consideration. However, it does not appear that such claims are asserted against the two directors in their capacity as officers and/or directors of eSAFETYWORLD.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Safety Products Business - We marketed and distributed disposable industrial safety, laboratory and critical environment products to companies whose employees work in manufacturing, construction or critical environments and may be exposed to environmental hazards. We operated a Business-to-Business e-Commerce website over the Internet and also offered our customers ordering solutions by making toll free numbers and catalogs available for customers who preferred traditional ordering methods.

         During the past two years, many companies that are or were based on Internet-sales strategies have experienced significant financial problems. At the same time, these companies have found that economic and financial market conditions have made it nearly impossible to raise additional capital. Many of our initial customers were using us to provide products that supplemented the principal supply or blanket orders previously placed with large competitors. Many of these customers were involved in the semiconductor or microprocessor businesses. The slumps in those industries substantially reduced those companies' needs to supplement orders placed under blanket purchase orders with our competitors. Our order flow declined significantly during the year ended June 30, 2002 and continued at a depressed level during the six months ended December 31, 2002. During the quarter ended September 30, 2001, we considered implementing a program of introducing high technology and specialty products designed by us. Our initial product in this area was our patent pending MailSafe Containment Chamber that was designed to allow an individual to open mail or standard size overnight packages in a confined airtight environment. A significant demand for MailSafe did not materialize after our marketing efforts were seriously impeded by regulatory concerns when the product was initially introduced. The sale of MailSafe units is not profitable at the low levels of production that we attained. In addition, our limited resources made it impractical to develop or introduce additional new engineered designed products.

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

         The uncertainties and delays that arose appeared, in our opinion, to be related to our intent to distribute shares received from clients as dividends to our shareholders and the fact that our business model called for us to work multiple engagements simultaneously. Therefore, we considered several different policies, including:

|X|      limiting engagements to unrelated and established companies;

|X|      modifying the nature of the services offered;

|X|      performing services solely for cash; and

|X| accepting shares from clients but not distributing such shares to our shareholders.

 However, if we were to receive shares of stock from consulting clients and opted not to distribute those shares to our shareholders, the estimated value of the shares will be recorded as revenue upon receipt. If no market exists for those shares, they will initially be recorded at the cost incurred to perform the work and such initial evaluation will be reviewed for reasonableness and impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses are and will be recognized based on the excess of the asset's carrying value over its fair value. We have established reserves and allowances for account balances associated with clients whose carrying values are impaired because client-specific issues have been raised during the registration review process. As of March 31, 2003, we have recognized no revenues from our consulting projects and have established reserves and allowances in connection with all projects associated with the consulting business except those costs related to an engagement in which the client filed a registration statement to register shares issuable to the Company and such registration statement was declared effective in February 2003. Those shares were delivered for distribution by us to our shareholders in the form of a dividend in April 2003. The Company has not yet determined the value of such shares. The value will be determined as the average closing bid price per share during the first week of trading at which time revenue and gain or loss will be recorded. For the purpose of the accompanying financial statements, the asset is included in Other Assets and recorded at cost of $133,990.

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

Blue Marble World, Inc. - Personal Care and Nutrition - In December 2000, we established a subsidiary, Blue Marble World, Inc., to sell personal care and nutrition products through a direct marketing chain of independent distributors. The independent distributors will purchase products from Blue Marble World's website or by use of faxes or a toll-free telephone number. Blue Marble World has developed a family of products and production techniques that we believe to be distinctive, developed a distributor compensation plan and entered into an agreement with a contract manufacturer and a fulfillment center. A substantial portion of Blue Marble World's resources since inception were devoted to the development of products, a website, software, marketing materials and the final design of the distributor compensation plan.

         In June 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of spinning off approximately 81% of Blue Marble World's shares to eSAFETYWORLD's shareholders as a dividend. Accordingly, Blue Marble World was reflected as a discontinued operation in the accompanying financial statements.

Decision to Discontinue Business

         We devoted a substantial amount of our efforts to resolving the problems described above. During the quarter ended December 31, 2002 it became apparent that our resources would be fully depleted before the matters were resolved, assuming resolution was possible of which there were no assurances. Therefore, in December 2002 the Company's board of directors determined to discontinue operations effective December 31, 2002. However, the Company will attempt to arrange to complete certain consulting projects that are currently in process.

         The Blue Marble World registration statement was withdrawn in January 2003 as part of our decision to discontinue the Company's business activities.

Impact

         Because of this decision, all assets and liabilities in the accompanying condensed consolidated balance sheet are recorded at their net realizable values. The writedowns and accruals amounted to $773,216 during the nine months ended March 31, 2003, exclusive of $139,419 relating to write-downs of Blue Marble World's inventories and fixed assets included in discontinued operations..

Liquidity and Capital Resources

         We believe that we have sufficient resources to complete the standard wind up procedures of the business. We do not have sufficient resources to deal effectively with significant regulatory or legal costs. We have no commitments for financing and are unlikely to obtain such commitments if needed. Therefore, if unexpected costs arose, we would have to explore other possibilities such as liquidation or bankruptcy. No decision has been reached concerning any activity beyond the period needed to complete existing projects.

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

         The principal assumptions inherent in the accompanying financial statements at March 31, 2003 relate to the net realizable value of assets and the amount of liabilities that will be incurred as a result of the decision to discontinue the business of the Company. Substantially all assets relating to or used by operations were written off or fully reserved at the time that the decision was made to discontinue operations. The only costs associated with the consulting business that were not reserved relate to an engagement in which the client filed a registration statement to register shares issuable to the Company and such registration statement was declared effective in February 2003.

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

                  None

Item 3            Defaults on Senior Securities

                  None

Item 4            Submission of Matters to a Vote of Shareholders

                  None

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

         We filed a Form 8-K on December 26, 2002 under "Item 5. Other Events" disclosing the Company's decision to discontinue its operations and withdraw the registration statement previously filed by Blue Marble World, Inc., a wholly-owned subsidiary.


Exhibit Number                 Description
-------------- -------------------------------------------------------------
99.01 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


                                      /s/Edward A, Heil
                                      -------------------
                                      By:Edward A. Heil
                                         President

                                      /s/ R. Bret Jenkins
                                      -------------------
                                      By: R. Bret Jenkins
                                     Chief Financial Officer



Date:    May 14, 2003

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

Date: May 14, 2003

/s/ Edward A. Heil
-------------------------
    Edward A. Heil
    Chief Executive Officer

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

Date: May 14, 2003

/s/ R. Bret Jenkins
-------------------
    R. Bret Jenkins
    Chief Financial Officer